Form 10-Q
period 2021-06-30
iShares Gold Trust Micro
filed 2021-08-06
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-40521

iShares® Gold Trust Micro

(Exact name of registrant as specified in its charter)

New York	83-6527686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC
400 Howard Street
San Francisco, California 94105
Attn: Product Management Team
iShares Product Research & Development

(Address of principal executive offices)(Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	IAUM	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2021, the Registrant had 32,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares© Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At June 30, 2021 and June 15, 2021 (Date of Inception)

	June 30, 2021	June 15, 2021
Assets
Investment in gold bullion, at fair value(a)	$8,815,750	$9,325,500
Total Assets	8,815,750	9,325,500

Liabilities
Sponsor's fees payable	513	—
Total Liabilities	513	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$8,815,237	$9,325,500

Shares issued and outstanding(b)	500,000	500,000
Net asset value per Share (Note 2C)	$17.63	$18.65

(a)	Cost of investment in gold bullion: $9,325,500 and $9,325,500, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares© Gold Trust Micro

Statement of Operations (Unaudited)

For the period from June 15, 2021 (Date of Inception) to June 30, 2021

Period from June 15, 2021 (Date of Inception) to June 30, 2021

Expenses
Sponsor’s fees	$552
Sponsor’s fees waived	(39)
Total expenses	513
Net investment loss	(513)

Net Realized and Unrealized Gain (Loss)
Net change in unrealized appreciation/depreciation	(509,750)
Net realized and unrealized loss	(509,750)
Net decrease in net assets resulting from operations	$(510,263)
Net decrease in net assets per Share	$(1.02)

See notes to financial statements.

iShares© Gold Trust Micro

Statement of Changes in Net Assets (Unaudited)

For the period from June 15, 2021 (Date of Inception) to June 30, 2021

Period from June 15, 2021 (Date of Inception) to June 30, 2021
Net Assets at June 15, 2021	$9,325,500

Operations:
Net investment loss	(513)
Net change in unrealized appreciation/depreciation	(509,750)
Net decrease in net assets resulting from operations	(510,263)

Capital Share Transactions:
Contributions for Shares issued	—
Distributions for Shares redeemed	—
Net increase in net assets from capital share transactions	9,325,500

Increase in net assets	8,815,237

Net Assets at June 30, 2021	$8,815,237

Shares issued and redeemed
Shares issued	—
Shares redeemed	—
Net increase in Shares issued and outstanding	—

See notes to financial statements.

iShares© Gold Trust Micro

Statement of Cash Flows (Unaudited)

For the period from June 15, 2021 (Date of Inception) to June 30, 2021

Period from June 15, 2021 (Date of Inception) to June 30, 2021

Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$—
Expenses – Sponsor’s fees paid	—
Net cash provided by operating activities	—
Increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(510,263)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	—
Net realized (gain) loss	—
Net change in unrealized appreciation/depreciation	509,750
Change in operating assets and liabilities:
Sponsor’s fees payable	513
Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$—
Gold bullion distributed for Shares redeemed	$—

See notes to financial statements.

iShares© Gold Trust Micro

Schedules of Investments (Unaudited)

At June 30, 2021 and June 15, 2021 (Date of Inception)

June 30, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	5,000	$9,325,500	$8,815,750

Total Investments – 100.01%			8,815,750
Less Liabilities – (0.01)%			(513)
Net Assets – 100.00%			$8,815,237

June 15, 2021 (Date of Inception)

Description	Ounces	Cost	Fair Value
Gold bullion	5,000	$9,325,500	$9,325,500

Total Investments – 100.00%			$9,325,500
Less Liabilities – (0.00)%			—
Net Assets – 100.00%			$9,325,500

See notes to financial statements.

iShares© Gold Trust Micro

Notes to Financial Statements (Unaudited)

June 30, 2021

1 -	Organization

The iShares Gold Trust Micro (the “Trust”) was organized on June 15, 2021 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of June 15, 2021. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

BlackRock Financial Management, Inc. (the “Seed Capital Investor”) contributed 5,000 ounces of Gold in exchange for 500,000 shares (the “Seed Creation Baskets”) on June 15, 2021 for the benefit of BlackRock Financial Management, Inc. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,865.10. The Seed Capital Investor is an affiliate of the Sponsor. The Seed Capital Investor did not and will not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the sale of the Seed Creation Baskets.

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in gold.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed with the SEC on June 23, 2021.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 -	Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.	Gold Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of gold bullion owned by the Trust.

Fair value of the gold bullion held by the Trust is based on that day’s London Bullion Market Association (“LBMA”) Gold Price PM. “LBMA Gold Price PM” is the price per fine troy ounce of gold, stated in U.S. dollars, determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 3:00 p.m. (London time), on each day that the London gold market is open for business and published shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (“LBMA Gold Price AM”) unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion during the period from June 15, 2021 (Date of Inception) to June 30, 2021:

Period Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	—	—	—	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	—	—	—	—
Net realized gain	—	—	—	—
Net change in unrealized appreciation/depreciation	—	—	(509,750)	—
Ending balance	5,000	$9,325,500	$8,815,750	$—

C.	Calculation of Net Asset Value

On each day other than: a Saturday or a Sunday, or a day on which NYSE Arca is closed for regular trading (“Business Day”) as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the gold and other assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Offering of the Shares

Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for gold bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Trustee and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

The per Share amount of gold exchanged for a purchase or redemption represents the per Share amount of gold held by the Trust, after giving effect to its liabilities.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. Effective June 29, 2021, the Sponsor has voluntarily agreed to waive a portion of the Sponsor's Fee so that the Sponsor's Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.15% fee prior to June 30, 2024. Should the Sponsor choose to revert to the the 0.15% fee (or an amount higher than 0.07% but no greater than 0.15% annualized), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. The Sponsor has agreed to assume the following marketing and administrative expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The amount waived is included in Sponsor's fees waived in the Statement of Operations. For the period ended June 30, 2021, the amount waived was $39.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

As of June 30, 2021 BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 500,000 Shares of the Trust.

5 -	Indemnification

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, officers, employees and agents against, and hold each of them harmless from, any loss, liability, cost, expense or judgment (including reasonable fees and expenses of counsel) (i) caused by the negligence or bad faith of the Trustee or (ii) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic or other report filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

The Trust Agreement provides that the Sponsor and its members, managers, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Trust has agreed that the Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of the Custodian’s negligence, fraud or willful default in the performance of its duties.

6 -	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

7 -	Concentration Risk

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks, and related institutions) a significant increase in the hedging activities of gold producers; significant changes in the attitude of speculators, investors and other market participants towards gold; global gold supply and demand; global or regional political, economic or financial events and situations; investors’ expectations with respect to the rate of inflation; interest rates; investment and trading activities of hedge funds and commodity funds; other economic variables such as income growth, economic output, and monetary policies; and investor confidence.

8 -	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the period from June 15, 2021 (Date of Inception) to June 30, 2021.

	Period from June 15, 2021 (Date of Inception) to June 30, 2021
Net asset value per Share, beginning of period	$18.65

Net investment loss(a)	(0.00	) (b)
Net realized and unrealized gain (loss)(c)	(1.02)
Net increase (decrease) in net assets from operations	(1.02)
Net asset value per Share, end of period	17.63

Total return, at net asset value(d)(f)	(5.47)%

Ratio to average net assets:
Net investment loss(e)	(0.14)%
Total expenses(e)	0.15%
Total expenses after fees waived(e)	0.14%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(d)	Based on the change in net asset value of a Share during the period.
(e)	Percentage is annualized.
(f)	Percentage is not annualized.

9 -	Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1  −  Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2  −  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3  −  Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Gold Trust Micro (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares (a "Basket") or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca, Inc. under the ticker symbol IAUM.

Valuation of Gold Bullion; Computation of Net Asset Value

On each Business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of gold.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a description of the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled "Valuation of Gold Bullion; Computation of Net Asset Value" above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Period from June 15, 2021 (Date of Inception) to June 30, 2021

The Trust's net asset value decreased from $9,325,500 at June 15, 2021 (Date of Inception) to $8,815,237 at June 30, 2021 a 5.47% decrease. The decrease in the Trust's net asset value resulted primarily from a decrease in the price of gold, which fell 5.47% from $1,865.10 (LBMA Gold Price PM) at June 15, 2021 (Date of Inception) to $1,763.15 (LBMA Gold Price PM) at June 30, 2021.

The 5.47% decrease in the Trust's NAV from $18.65 at June 15, 2021 (Date of Inception) to $17.63 at June 30, 2021 is directly related to the 5.47% decrease in the price of gold.

The NAV decreased more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $513 for the period, or 0.01% of the Trust’s average weighted assets of $8,940,117 during the period, The NAV of $18.65 on June 15, 2021 was the highest during the period, compared with a low during the quarter of $17.55 on June 29, 2021.

Net decrease in net assets resulting from operations for the period from June 15, 2021 (Date of Inception) to June 30, 2021 was $510,263, resulting from an unrealized loss on investment in gold bullion of $509,750 and a net investment loss of $513. Other than the Sponsor's fees of $513, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in the registration statement on Form S-1, initially filed with the Securities and Exchange Commission on February 26, 2021 and declared effective on June 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) There were no Shares redeemed during the period from June 15, 2021 (Date of Inception) to June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S‑1 (File No. 333‑253614) filed by the Registrant on June 21, 2021

4.2

Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333‑253614) filed by the Registrant on June 21, 2021

10.1

Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-253614) filed by the Registrant on June 21, 2021

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-253614) filed by the Registrant on June 21, 2021

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2021

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 6, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.