Form 10-Q
period 2021-09-30
iShares Gold Trust Micro
filed 2021-11-03
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-40521

iShares®Gold Trust Micro

(Exact name of registrant as specified in its charter)

New York	83-6527686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC
400 Howard Street
San Francisco, California 94105
Attn: Product Management Team
iShares Product Research & Development

(Address of principal executive offices) (Zip Code)

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

As of October 29, 2021, the Registrant had 44,950,000 Shares outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Assets and Liabilities at September 30, 2021 and June 15, 2021 (Date of Inception)	1

	Statements of Operations for the three months ended September 30, 2021 and the Period from June 15, 2021 (Date of Inception) to September 30, 2021	2

	Statements of Changes in Net Assets for the three months ended September 30, 2021 and the Period from June 15, 2021 (Date of Inception) to September 30, 2021	3

	Statements of Cash Flows for the Period from June 15, 2021 (Date of Inception) to September 30, 2021	4

	Schedules of Investments at September 30, 2021 and June 15, 2021 (Date of Inception)	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

SIGNATURES		14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At September 30, 2021 and June 15, 2021 (Date of Inception)

	September 30, 2021	June 15, 2021
Assets
Investment in gold bullion, at fair value(a)	$607,260,237	$9,325,500
Total Assets	607,260,237	9,325,500

Liabilities
Sponsor’s fees payable	34,807	—
Total Liabilities	34,807	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$607,225,430	$9,325,500

Shares issued and outstanding(b)	34,850,000	500,000
Net asset value per Share (Note 2C)	$17.42	$18.65

(a)	Cost of investment in gold bullion: $626,373,040 and $9,325,500, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Operations (Unaudited)

For the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021

	Three Months Ended September 30, 2021	Period from June 15, 2021 (Date of Inception) to September 30, 2021

Expenses
Sponsor’s fees	$200,617	$201,169
Sponsor’s fees waived	(107,095)	(107,134)
Total expenses	93,522	94,035
Net investment loss	(93,522)	(94,035)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	422	422
Net change in unrealized appreciation/depreciation	(18,603,053)	(19,112,803)
Net realized and unrealized loss	(18,602,631)	(19,112,381)
Net decrease in net assets resulting from operations	$(18,696,153)	$(19,206,416)
Net decrease in net assets per Share	$(0.61)	$(0.74)

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021

Period from June 15, 2021 (Date of Inception) to September 30, 2021

Net Assets at June 15, 2021	$9,325,500

Operations:
Net investment loss	(513)
Net change in unrealized appreciation/depreciation	(509,750)
Net decrease in net assets resulting from operations	(510,263)

Decrease in net assets	(510,263)

Net Assets at June 30, 2021	$8,815,237

Operations:
Net investment loss	(93,522)
Net realized gain	422
Net change in unrealized appreciation/depreciation	(18,603,053)
Net decrease in net assets resulting from operations	(18,696,153)

Capital Share Transactions:
Contributions for Shares issued	617,106,346
Net increase in net assets from capital share transactions	617,106,346

Increase in net assets	598,410,193

Net Assets at September 30, 2021	$607,225,430

Shares issued and redeemed
Shares issued	34,350,000
Net increase in Shares issued and outstanding	34,350,000

See notes to financial statements.

iShares®Gold Trust Micro

Statement of Cash Flows (Unaudited)

For the period from June 15, 2021 (Date of Inception) to September 30, 2021

June 15, 2021 (Date of Inception) to September 30, 2021

Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$59,228
Expenses – Sponsor’s fees paid	(59,228)
Net cash provided by operating activities	—
Increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(19,206,416)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	59,228
Net realized (gain) loss	(422)
Net change in unrealized appreciation/depreciation	19,112,803
Change in operating assets and liabilities:
Sponsor’s fees payable	34,807
Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$617,106,346

See notes to financial statements.

iShares®Gold Trust Micro

Schedules of Investments (Unaudited)

At September 30, 2021 and June 15, 2021 (Date of Inception)

September 30, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	348,439	$626,373,040	$607,260,237

Total Investments – 100.01%			607,260,237
Less Liabilities – (0.01)%			(34,807)
Net Assets – 100.00%			$607,225,430

June 15, 2021 (Date of Inception)

Description	Ounces	Cost	Fair Value
Gold bullion	5,000	$9,325,500	$9,325,500

Total Investments – 100.00%			9,325,500
Less Liabilities – (0.00)%			—
Net Assets – 100.00%			$9,325,500

See notes to financial statements.

iShares®Gold Trust Micro

Notes to Financial Statements (Unaudited)

September 30, 2021

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

BlackRock Financial Management, Inc. (the “Seed Capital Investor”), contributed 5,000 ounces of Gold in exchange for 500,000 shares (the “Seed Creation Baskets”) on June 15, 2021 for the benefit of BlackRock Financial Management, Inc. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,865.10. The Seed Capital Investor is an affiliate of the Sponsor. The Seed Capital Investor did not and will not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the sale of the Seed Creation Baskets.

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

The following tables summarize activity in gold bullion for the three months ended September 30, 2021 and the period from  June 15, 2021 (Date of Inception) to September 30, 2021:

Three Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$8,815,750	$—
Gold bullion contributed	343,472	617,106,346	617,106,346	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(33)	(58,806)	(59,228)	422
Net realized gain	—	—	422	—
Net change in unrealized appreciation/depreciation	—	—	(18,603,053)	—
Ending balance	348,439	$626,373,040	$607,260,237	$422

Period from June 15, 2021 (Date of Inception) to September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	343,472	617,106,346	617,106,346	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(33)	(58,806)	(59,228)	422
Net realized gain	—	—	422	—
Net change in unrealized appreciation/depreciation	—	—	(19,112,803)	—
Ending balance	348,439	$626,373,040	$607,260,237	$422

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. Effective June 29, 2021, the Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.15% fee prior to June 30, 2024. Should the Sponsor choose to revert to the 0.15% fee (or an amount higher than 0.07% but no greater than 0.15% annualized), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The amount waived is included in Sponsor’s fees waived in the Statement of Operations. For the quarter ended September 30, 2021, the amount waived was $107,095.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

As of September 30, 2021 BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 500,000 Shares of the Trust.

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

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

Substantially all of the Trust’s assets are holdings of gold bullion, which creates a concentration risk associated with fluctuations in the price of gold. Accordingly, a decline in the price of gold will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of gold include large sales by the official sector (governments, central banks, and related institutions); a significant increase in the hedging activities of gold producers; significant changes in the attitude of speculators, investors and other market participants towards gold; global gold supply and demand; global or regional political, economic or financial events and situations; investors’ expectations with respect to the rate of inflation; interest rates; investment and trading activities of hedge funds and commodity funds; other economic variables such as income growth, economic output, and monetary policies; and investor confidence.

8 -	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021.

	Three Months Ended September 30, 2021		Period from June 15, 2021 (Date of Inception) to September 30, 2021

Net asset value per Share, beginning of period	$17.63		$18.65

Net investment loss(a)	(0.00	)(b)	(0.00	)(b)
Net realized and unrealized gain (loss)(c)	(0.21)		(1.23)
Net decrease in net assets from operations	(0.21)		(1.23)
Net asset value per Share, end of period	$17.42		$17.42

Total return, at net asset value(d)(e)	(1.19)%		(6.60)%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%
Total Expenses(f)	0.15%		0.15%
Total expenses after fees waived(f)	0.07%		0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005) per share
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(d)	Based on the change in net asset value of a Share during the period.
(e)	Percentage is not annualized.
(f)	Percentage is annualized.

9 -	Investment Valuation

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

At September 30, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares (a “Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca, Inc. under the ticker symbol IAUM.

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold held by the Trust and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a description of the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Gold Bullion; Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended September 30, 2021

The Trust’s net asset value increased from $8,815,237 at June 30, 2021 to $607,225,430 at September 30, 2021, a 6,788.36% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which rose from 500,000 Shares at June 30, 2021 to 34,850,000 Shares at September 30, 2021, a consequence of 34,350,000 Shares (687 Baskets) being created during the quarter. The increase in the Trust’s net asset value was partially offset by a decrease in the LMBA Gold Price, which fell 1.15% from $1,763.15 at June 30, 2021 to $1,742.80 at September 30, 2021.

The 1.19% decrease in the NAV from $17.63 at June 30, 2021 to $17.42 at September 30, 2021 is directly related to the 1.15% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $93,522 for the quarter, or 0.02% of the Trust’s average weighted assets of $537,613,742 during the quarter. The NAV of $18.29 on July 29, 2021 was the highest during the quarter, compared with a low during the quarter of $17.23 on August 10, 2021.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2021 was $18,696,153, resulting from an unrealized loss on investment in gold bullion of $18,603,053, a net realized gain of $422 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $93,522. Other than the Sponsor’s fees of $93,522, the Trust had no expenses during the quarter.

The Period from June 15, 2021 (Date of Inception) to September 30, 2021

The Trust’s net asset value increased from $9,325,500 at June 15, 2021 (Date of Inception) to $607,225,430 at September 30, 2021, a 6,411.45% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which rose from 500,000 Shares at June 15, 2021 (Date of Inception) to 34,850,000 Shares at September 30, 2021, a consequence of 34,350,000 Shares (687 Baskets) being created during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the LMBA Gold Price, which fell 6.56% from $1,865.10 at June 15, 2021 (Date of Inception) to $1,742.80 at September 30, 2021.

The 6.60% decrease in the NAV from $18.65 at June 15, 2021 (Date of Inception) to $17.42 at September 30, 2021 is directly related to the 6.56% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $94,035 for the period, or 0.02% of the Trust’s average weighted assets of $459,291,726 during the period. The NAV of $18.65 on June 15, 2021 was the highest during the period, compared with a low during the period of $17.23 on August 10, 2021.

Net decrease in net assets resulting from operations for the period ended September 30, 2021 was $19,206,416, resulting from an unrealized loss on investment in gold bullion of $19,112,803, a net realized gain of $422 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $94,035. Other than the Sponsor’s fees of $94,035, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in the registration statement on Form S-1, initially filed with the Securities and Exchange Commission on February 26, 2021 and declared effective on June 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) There were no Shares redeemed during the period from June 15, 2021 (Date of Inception) to September 30, 2021.

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2021

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 3, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.