Form 10-K
period 2021-12-31
iShares Gold Trust Micro
filed 2022-03-01
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the shares held by non-affiliates was approximately $0. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2022, the Registrant had 65,050,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the operations of iShares Gold Trust Micro (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward‑looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the expectations or predictions.

PART I

Item 1. Business.

Summary

The purpose of the iShares Gold Trust Micro (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of gold held by the Trust’s custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new Shares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on June 15, 2021 when the Sponsor and The Bank of New York Mellon signed the Depository Trust Agreement (as amended, the “Trust Agreement”) and BlackRock Financial Management, Inc. made the initial deposit for the issuance of ten Baskets (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York.

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. (“BlackRock”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trustee and the Custodian (the “Custodian Agreement”) is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $9,325,500 at June 15, 2021 (Date of Inception) to $872,384,122 at December 31, 2021, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 500,000 Shares outstanding at June 15, 2021 (Date of Inception) to 47,950,000 Shares outstanding at December 31, 2021.

The activities of the Trust are limited to (1) issuing Baskets in exchange for the gold deposited with the Custodian as consideration, (2) selling gold as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering gold in exchange for Baskets surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of gold.

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold, while at the same time having an intrinsic value that reflects, at any given time, the price of the gold owned by the Trust at such time, less the Trust’s expenses and liabilities. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market.

An investment in Shares is:

Backed by gold held by the Custodian on behalf of the Trust.

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no gold in an unallocated form. The Trust’s gold holdings are represented by physical gold, are identified on the Custodian’s or, if applicable, sub-custodian’s, books as the property of the Trust, and are held by the Custodian in New York, London and other locations that may be authorized in the future.

As accessible and easy to handle as any other investment in shares.

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the intrinsic value of each Share is a function of the price of only a fraction of an ounce of gold held by the Trust, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical gold. Shares are eligible for margin accounts.

Listed.

The Shares are listed and trade on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol “IAUM”.

Relatively cost-efficient.

Because the expenses involved in an investment in physical gold are dispersed among all holders of Shares, an investment in Shares may represent a cost-efficient alternative to investments in physical gold for investors not otherwise in a position to participate directly in the market for physical gold.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV of the Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

The Trust is not registered as an investment company for purposes of U.S. federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the U.S. Commodity Exchange Act (the “CEA”), as administered by the U.S. Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and the Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by the registered commodity pool operator with respect to a commodity pool, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

Custody of the Trust’s Gold

The Custodian is responsible for safekeeping the Trust’s gold. The Custodian may keep the Trust’s gold at its vault premises in New York or London or at the vaults of any subcustodian in England, the United States or Canada, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor's approval). The Custodian may, at its own expense and risk, use sub-custodians to discharge its obligations to the Trust. The Custodian will remain responsible to the Trust for any gold held by any sub-custodian appointed by the Custodian to the same extent as if such gold were held by the Custodian itself.

The Custodian has agreed to use reasonable care in the performance of its duties to the Trust, and will only be responsible for any loss or damage suffered by the Trust as a direct result of the Custodian’s negligence, fraud or willful default in the performance of its duties. The Custodian’s liability is limited to the value of any gold lost, or the amount of any balance held on an unallocated basis, at the time of the Custodian’s negligence, fraud or willful default.

None of the Custodian, or its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any law or regulation, or of an act of God or war or terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or would be subject to any civil or criminal penalty on account of, or is delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s covenants, agreements, representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

The Custodian has agreed to maintain insurance in support of its custodial obligations under the Custodian Agreement, including covering any loss of gold. The Custodian has the right to reduce, cancel or allow to expire without replacement such insurance coverage, provided that it gives prior written notice to the Trustee. In the case of a reduction, the Custodian will seek to provide notice 30 days prior to the effective date of the reduction. In the case of a cancellation or expiration without replacement, the required notice must be at least 30 days prior to the last day of coverage. The Trustee has not received from the Custodian any notice of reduction, cancellation or expiration of its insurance coverage. The insurance is held for the benefit of the Custodian, not for the benefit of the Trust or the Trustee, and the Trustee may not submit a claim under the insurance maintained by the Custodian.

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s gold is warehoused and on December 14, 2021 issued their reports summarizing their findings. Such reports are posted by the Sponsor on the Trust’s website.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China, Bank of Communications, Citibank, N.A. London Branch, Coins ’N’ Things Inc., DRW Investments, LLC, Goldman Sachs International plc, HSBC Bank USA NA, Industrial and Commercial Bank of China (ICBC), StoneX Financial Ltd, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank, and Toronto-Dominion Bank.

If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Once the value of the Trust’s gold has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the day the computation is made.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. Effective January 31, 2022 the Sponsor has agreed to assume up to $500,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor's fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Effective June 29, 2021, the Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.15% fee prior to June 30, 2024. Should the Sponsor choose to revert to the 0.15% fee (or an amount higher than 0.07% but no greater than 0.15% annualized), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the period from June 15, 2021 (Date of Inception) to December 31, 2021, the amount waived was $266,088.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

The Sponsor earned $233,105 for the period from June 15, 2021 (Date of Inception) to December 31, 2021. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences — Taxation of U.S. Shareholders.”

Deposit of Gold; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., HSBC Securities (USA) LLC, J.P. Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Americas LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules ‑ Conditions for Listing for Good Delivery Refiners” published by the LBMA.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order, or submit a purchase order through the Trustee’s electronic order entry system, indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of gold with the Custodian. The Trustee will acknowledge the purchase order unless it or the Sponsor decides to refuse the deposit. The date the Trustee receives that order determines the amount of gold the Authorized Participant needs to deposit (such amount, the “Basket Gold Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that gold can be delivered to the Custodian in New York, London or at other locations that may be authorized in the future.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Gold Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. In the case of purchase orders submitted via the Trustee’s electronic order system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in the Trustee’s electronic order system. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit gold in exchange for Baskets and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

The Basket Gold Amount necessary for the creation of a Basket changes from day to day. At the creation of the Trust, the initial Basket Gold Amount was 500 ounces of gold. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Gold Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Gold Amount for a given day by multiplying the NAV by the number of Shares in each Basket (50,000) and dividing the resulting product by that day’s LBMA Gold Price PM. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Gold Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses and the Sponsor’s fee accrues daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Gold Amount decreases each day is predictable. The Trustee intends to make available on each business day through the same channels used to disseminate the actual Basket Gold Amount determined by the Trustee as indicated above an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Gold Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account the corresponding amount of gold.

Redemption of Baskets; Withdrawal of Gold

Authorized Participants, acting on authority of the registered holder of Shares, may surrender Baskets in exchange for the corresponding Basket Gold Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of gold corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a written request, or submit a redemption order through the Trustee’s electronic order entry system, indicating the number of Baskets it intends to redeem. The date the Trustee receives that order determines the Basket Gold Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

The Custodian may make the gold available for collection at its office or at the office of a sub-custodian if the gold is being held by a sub-custodian. Gold is delivered at the locations designated by the Custodian, in consultation with the Trustee. Redeeming Authorized Participants are entitled to express a preference as to where they would like to have gold delivered, but have no right to receive delivery at a specified location. All taxes incurred in connection with the delivery of gold to the Custodian in exchange for Baskets (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

Unless otherwise agreed to by the Custodian, gold is delivered to the redeeming Authorized Participants in the form of physical bars only (except that any amount of less than 430 ounces may be transferred to an unallocated account of or as ordered by, the redeeming Authorized Participant).

Redemptions of Baskets may be suspended only (1) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (2) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable.

Fees and Expenses of the Trustee

Each deposit of gold for the creation of Baskets and each surrender of Baskets for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

The Trustee is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Trustee may take to protect the Trust or the interests of the holders.

Trust Expenses and Gold Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

●	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

●	any indemnification of the Sponsor as described below.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell the Trust’s gold from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. See “Trust Expenses.”

The Trustee is not responsible for any depreciation or loss incurred by reason of sales of gold made in compliance with the Trust Agreement.

Payment of Taxes

The Trustee may deduct the amount of any taxes owed from any distributions it makes. It may also sell Trust assets, by public or private sale, to pay any taxes owed. Registered holders of Shares will remain liable if the proceeds of the sale are not enough to pay the taxes.

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor. This is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

●

a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

●

a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or a trust that has made a valid election under applicable Treasury Regulations to be treated as a domestic trust.

A Shareholder that is not (1) a U.S. Shareholder as defined above or (2) a partnership for United States federal income tax purposes, is considered a “Non‑U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a grantor trust for United States federal income tax purposes. In the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor, the Trust will be classified as a grantor trust for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will flow through to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a grantor trust, the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

The following discussion assumes that the Trust will be classified as a grantor trust for United States federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

When the Trust sells gold, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold. The delivery to the Trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces) and the subsequent delivery by the Trust of gold in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares and (2) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. In addition, a Shareholder that acquires its Shares as part of a creation of a Basket by the delivery to the Trust of gold in specified denominations (e.g., COMEX gold in denominations of 100 ounces), the subsequent redemption of its Shares for gold delivered by the Trust in different denominations (e.g., LBMA gold in denominations of 400 ounces) will not constitute a taxable event, provided that the amount of gold received upon redemption contains the equivalent metallic content of the gold delivered upon creation, less amounts accrued or sold to pay the Trust’s expenses and other charges. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, is treated as the basis of the gold received by the Shareholder in the redemption.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles”, including gold, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the Trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income”, which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, or certain closely held corporations, however, may be subject to various limitations on their ability to use their allocable share of the Trust’s deductions and losses. Prospective Shareholders should consult their own tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstance.

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their unrelated business taxable income (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act, may be considered an investment in the underlying gold for purposes of Code Section 851(b) and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant‑directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code Section 408(m). However, in the event any redemption of Shares results in the distribution of gold bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under Section 408(m) of the Code. See “ERISA and Related Considerations.”

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction other than the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

Item 1A. Risk Factors.

Risks Related to Gold

Actual or perceived disruptions in the processes used to determine the LBMA Gold Price PM, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of gold, any disruptions affecting the processes related to how the market determines the price of gold will have an effect on the value of the Shares.

The LBMA Gold Price AM and LBMA Gold Price PM are gold price benchmark mechanisms administered by IBA, an independent specialist benchmark administrator appointed by the LBMA. Twice daily during London business hours, IBA hosts an electronic auction consisting of one or more 30-second rounds.

Investors should keep in mind that electronic markets are not exempt from failures, as the experiences of the initial public offerings of Facebook and BATS Global Markets illustrate.

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately six years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the administrative proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM or any inaccuracies in setting of the auction prices on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fee, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Gold Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems.

The LBMA Gold Price AM and LBMA Gold Price PM are regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Gold Price PM will not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Gold Price PM with a more reliable indicator of the value of the Trust’s gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Gold Price PM to a new benchmark price will not adversely affect the price of the Shares.

Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold and may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust. Further regulations applicable to U.S. banks and non-U.S. bank entities operating in the United States with respect to their trading in physical commodities, such as precious metals, may further impact the price of gold in the United States.

Because the Trust holds only gold, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust holds only gold. As a result, the Trust’s holdings are not diversified. Accordingly, the Trust’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of gold are expected to have a direct impact on the value of the Shares.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

Risks Related to the Shares

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long-term period.

Shares are created to reflect, at any given time, the market price of gold owned by the Trust at that time less the Trust’s expenses and liabilities. Because the value of Shares depends on the price of gold, it is subject to fluctuations similar to those affecting gold prices. The price of gold has fluctuated widely over the past several years. If gold markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the Shares will change widely and in an unpredictable manner. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term, you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices.

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

●

large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected;

●

a significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares;

●

a significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, a decline in world gold prices could occur, negatively impacting the price of the Shares;

●

global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

●	global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	investors’ expectations with respect to the rate of inflation;

●	interest rates;

●	investment and trading activities of hedge funds and commodity funds;

●	other economic variables such as income growth, economic output and monetary policies; and

●	investor confidence.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

Investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long‑term value in terms of future purchasing power. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Furthermore, although gold has been used as a portfolio diversifier due to its historically low-to-negative correlation with stocks and bonds, diversification does not ensure against, nor can it prevent against, risk of loss.

The amount of gold represented by each Share will decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s fee and other Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $100,000 per annum. Effective January 31, 2022 the Sponsor has agreed to assume up to $500,000 per annum in legal fees and expenses. Any legal fees and expenses in excess of the amount required under the Trust Agreement will be the responsibility of the Trust.

Because the Trust does not have any income, it needs to sell gold to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell gold to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of gold represented by each Share results in a decrease in its price even if the price of gold has not changed. To retain the Share’s original price, the price of gold has to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each Share and a corresponding decrease in its value.

The Trust is a passive investment vehicle. The Trust is not actively managed and will be affected by a general decline in gold.

The Trustee does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The price received upon the sale of Shares may be less than the value of the gold represented by them.

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the gold owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that day, results in the NAV.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and the COMEX in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

The costs inherent in buying or selling the Shares may detract significantly from investment results.

Buying or selling the Shares on an exchange involves two types of costs that apply to all securities transactions effectuated on an exchange. When buying or selling Shares through a broker or other intermediary, you will likely incur a brokerage commission or other charges imposed by that broker or intermediary. In addition, you may incur the cost of the “spread,” that is, the difference between what investors or market makers are willing to pay for the Shares (the “bid” price) and the price at which they are willing to sell the Shares (the “ask” price). Because of the costs inherent in buying or selling the Shares, frequent trading may detract significantly from investment results and an investment in the Shares may not be advisable for investors who anticipate regularly making small investments.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold (including exchange-traded products), direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The liquidation of the Trust may occur at a time when the disposition of the Trust’s gold will result in losses to investors in Shares.

The Trust is designed to have a perpetual existence; however, if certain events occur, at any time, the Trustee will have to terminate the Trust. Upon termination of the Trust, the Trustee will sell gold in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining gold will be distributed among Authorized Participants surrendering Shares. Any gold remaining in the possession of the Trustee after 90 days will be sold by the Trustee pursuant to the Sponsor’s direction, or, if the Sponsor does not provide any direction, as the Trustee determines, and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of gold in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one or more Authorized Participants that have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of gold decreases, these delays may result in a decrease in the value of the gold the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of gold decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this prospectus;

●	exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●

exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.07 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Authorized Participants with large holdings may choose to terminate the Trust.

Holders of 75% of the Shares have the power to terminate the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in gold through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on NYSE Arca, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall or otherwise diverge from NAV. Furthermore, in the event that the London market for physical gold should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering gold in return for Baskets, the price of Shares may diverge from the value of physical gold.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares.

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the CEA.

The Trust is not registered as an investment company and is not required to be registered under the Investment Company Act. Consequently, the owners of Shares do not have the protections under the Investment Company Act provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and the Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by the registered commodity pool operator with respect to a commodity pool, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the Trust Agreement and the Custodian Agreement.

Under the Trust Agreement, the Sponsor has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, the Custodian Agreement provides for indemnification of the Custodian by the Trust, under certain circumstances. This means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Risks Related to the Trust and Its Operations

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to those of the Index or otherwise expose it to loss.

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost‑effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, event cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak may continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the outbreak could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

The Trust relies on the information and technology systems of the Custodian, the Trustee and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations.

The Custodian, the Trustee and, to a lesser degree, the Sponsor, depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in loss or unintended disclosure of information or loss or theft of the Trust assets, and could adversely impact the ability of the Trust’s service providers to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, these security measures may not be adequate to protect against all cybersecurity threats.

The Sponsor and its affiliates manage other accounts, funds or trusts, including those that invest in gold bullion or other precious metals, and conflicts of interest may occur, which may reduce the value of the net assets of the Trust, the NAV and the trading price of the Shares.

The Sponsor or its affiliates and associates currently engage in, and may in the future engage, in the promotion, management or investment management of other accounts, funds or trusts that invest primarily in gold bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts. The Sponsor will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s Fee, without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Risks Related to the Custody of Gold

The gold bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.

The Custodian is responsible for the safekeeping of the Trust’s gold bullion and also facilitates the transfer of gold bullion into and out of the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is generally regulated in the UK by the Prudential Regulation Authority and the FCA, such regulations do not directly cover the Custodian’s gold bullion custody operations in the UK. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold bullion secure.

The value of the Shares will be adversely affected if gold owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The Custodian is responsible to the Trust for loss or damage to the Trust’s gold only under limited circumstances. The Custodian Agreement contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian Agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s covenants, agreements, representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian for which the Custodian will not be responsible to the Trust. The Custodian has no obligation to replace any gold lost under circumstances for which the Custodian is liable to the Trust. The Custodian’s liability to the Trust, if any, will be limited to the value of any gold lost, or the amount of any balance held on an unallocated basis, at the time of the Custodian’s negligence, fraud or willful default, or at the time of the act or omission giving rise to the claim for indemnification.

In addition, because the Custodian Agreement is governed by English law, any rights which the holders of the Shares may have against the Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the Custodian Agreement, however, is not expected to affect any rights that the holders of the Shares may have against the Trust or the Trustee.

Any loss of gold owned by the Trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on NYSE Arca.

Although the relationship between the Custodian and the Trustee concerning the Trust’s allocated gold is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be limited.

The obligations of the Custodian under the Custodian Agreements are governed by English law. The Trust is a New York common law trust. Any U.S., New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a U.S., New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a U.S., New York or other court situated in the United States.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim of the Trustee against the Custodian. Claims under the Custodian Agreement may only be asserted by the Trustee on behalf of the Trust.

Gold transferred to the Trust in connection with the creation of Baskets may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee inadvertently issues Shares in exchange for gold of inferior quality and that loss will adversely affect the value of all existing Shares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of gold delivered by Authorized Participants in exchange for Baskets. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the gold bars, but does not include any chemical or other tests designed to verify that the gold received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of gold that fails to meet these purity standards. Each Authorized Participant that deposits gold in the Trust is liable to the Trust if that gold does not meet the requirements of the Trust Agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any gold otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets are issued in exchange for gold of inferior quality and the Trust is not able to recover damages from the Authorized Participant that deposited that gold, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian expose the Shareholders to the risk of loss of the Trust’s gold for which no person is liable.

The Trust does not insure its gold. The Custodian maintains insurance on such terms and conditions as it considers appropriate in connection with its custodial obligations under the Custodian Agreement and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian Agreement does not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, Shareholders’ legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any sub-custodians is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On June 15, 2021, the Shares commenced trading on NYSE Arca under the ticker symbol IAUM.

Holders

As of December 31, 2021, there were approximately 32 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the period from June 15, 2021 (Date of Inception) to December 31, 2021. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

2,000,000 Shares (40 Baskets) were redeemed during the fourth quarter ended December 31, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/21 to 10/31/21	—	$—
11/01/21 to 11/30/21	—	—
12/01/21 to 12/31/21	2,000,000	0.0100
Total	2,000,000	$0.0100

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Trust Agreement. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the gold held by the Trust using the price per fine troy ounce of gold determined in an electronic auction hosted by IBA that begins at 3:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Gold Price PM”). If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced price of gold determined in an electronic auction hosted by IBA that begins at 10:30 a.m. (London time) (such price, the “LBMA Gold Price AM”), unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Gold Bullion

Fair value of the gold bullion is based on the LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM.

There are other indicators of the value of gold bullion that are available that could be different than that chosen by the Trust. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold, and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust.

The following chart shows the daily LBMA Gold Price, as applicable, for the period from June 15, 2021 (Date of Inception) through December 2021:

Gold Prices (June 15, 2021 (Date of Inception) - December 2021)

Results of Operations

The Period from June 15, 2021 (Date of Inception) through December 31, 2021

The Trust’s net asset value increased from $9,325,500 at June 15, 2021 (Date of inception) to $872,384,122 at December 31, 2021, a 9,254.82% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 500,000 at June 15, 2021 (Date of Inception) to 47,950,000 Shares at December 31, 2021, a consequence of 49,450,000 Shares (989 Baskets) being created and 2,000,000 Shares (40 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the LBMA Gold Price, which fell 2.41% from $1,865.10 at June 15, 2021 (Date of Inception) to $1,820.10 at December 31, 2021.

The 2.47% decrease in the NAV from $18.65 at June 15, 2021 (Date of Inception) to $18.19 at December 31, 2021 is directly related to the 2.41% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $233,105 for the period, or 0.04% of the Trust’s average weighted assets of $611,957,013 during the period. The NAV of $18.64 on November 17, 2021 was the highest during the period, compared with a low during the period of $17.23 on August 10, 2021.

Net increase in net assets resulting from operations for the period from June 15, 2021 (Date of Inception) through December 31, 2021 was $13,664,266, resulting from an unrealized gain on investment in gold bullion of $13,796,050 and a net realized gain of $101,713 on gold bullion distributed for the redemption of Shares, partially offset by a net realized loss of $392 from gold bullion sold to pay expenses during the period, and a net investment loss of $233,105. Other than the Sponsor’s fees of $233,105, the Trust had no expenses during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following table shows the Trust’s quarterly financial information for 2021.

	Three Months Ended (Unaudited)
	June 30, 2021(a)	September 30, 2021	December 31, 2021
Expenses
Sponsor’s fee	$552	$200,617	$298,024
Sponsor’s fees waived	(39)	(107,095)	(158,954)
Total Expenses	513	93,522	139,070
Net investment loss	(513)	(93,522)	(139,070)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	—	422	(814)
Gold bullion distributed for the redemption of Shares	—	—	101,713
Net realized gain	—	422	100,899
Net change in unrealized appreciation/depreciation on investment in gold bullion	(509,750)	(18,603,053)	32,908,853
Net realized and unrealized gain (loss)	(509,750)	(18,602,631)	33,009,752
Net increase (decrease) in net assets resulting from operations	$(510,263)	$(18,696,153)	$32,870,682
Net increase (decrease) in net assets per Share	$(1.02)	$(0.61)	$0.74

(a)	Period from June 15, 2021 (Date of Inception) to June 30, 2021.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from June 15, 2021 (Date of Inception) to December 31, 2021.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Trent Walker is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Rachel Aguirre, Philip Jensen, Peter Landini, Kimun Lee, and Paul Lohrey.

Paul Lohrey, CFA, 59, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Trent Walker, 47, became a principal of the Sponsor in June 2021 and serves as its Chief Financial Officer. Mr. Walker has been employed by BlackRock since September 2019 and serves as a Managing Director and Head of Americas Product Oversight and Governance in the Global Accounting and Product Services team, performing supervisory and managerial functions. In that capacity, Mr. Walker serves as the Treasurer and Chief Financial Officer of iShares Trust, iShares, Inc. and iShares U.S. ETF Trust and Chief Financial Officer of BlackRock Funds, BlackRock Funds II, BlackRock Funds IV, BlackRock Funds V and BlackRock Funds VI. Prior to joining BlackRock, Mr. Walker served as a Senior Vice President and a Registered Principal of Pacific Investment Management Company LLC, including in the capacity as Treasurer of PIMCO Funds, PIMCO Variable Insurance Trust, PIMCO Equity Series, PIMCO Equity Series VIT, PIMCO Managed Accounts Trust, PIMCO-Sponsored Interval Funds and PIMCO-Sponsored Closed-End Funds from January 16, 2015 to August 30, 2019. Mr. Walker received his Bachelor of Science in accounting from Northwest Missouri State University and is a certified public accountant.

Rachel Aguirre, 39, became a principal of the Sponsor in June 2021 and serves as its Director. Ms. Aguirre has been employed by BlackRock since March 2005, including her years with Barclays Global Investors, which merged with BlackRock in 2009 and serves as a Managing Director. Ms. Aguirre has served as the Head of U.S. Product Engineering since March 2021, performing managerial and supervisory functions. In that capacity, Ms. Aguirre oversees a team that designs, launches, and assesses the quality of BlackRock’s indexed ETF products and is a member of the firm’s ETF and Index Investments (“EII”) Markets and Investments Executive Committee and the EII Global Product Executive Committee. Ms. Aguirre served as Co-Head of the Americas Portfolio Engineering team within EII from January 2020 to March 2021. In that role, Ms. Aguirre oversaw teams that manage the U.S. iShares EII product ranges. Prior to that, Ms. Aguirre served as Head of Developed Markets Portfolio Engineering from May 2016 to December 2019. Ms. Aguirre received her Bachelor of Science in Mathematics from the College of Creative Studies at UC Santa Barbara and a Master of Science in Financial Mathematics from Stanford University.

Philip Jensen, 63, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 70, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Kimun Lee, 75, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the period from June 15, 2021 (Date of Inception) to December 31, 2021, the Trust has incurred Sponsor’s fees of $233,105.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the period from June 15, 2021 (Date of Inception) to December 31, 2021.

2021
Audit fees	$49,250
Audit-related fees(a)	—
Tax fees	—
All other fees	—
$49,250

(a)	Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on January 31, 2022

4.2

Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-253614) filed by the Registrant on June 21, 2021

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1

Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-253614) filed by the Registrant on June 21, 2021

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-262546) filed by the Registrant on February 4, 2022

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares Gold Trust Micro
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Gold Trust Micro

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of iShares® Gold Trust Micro (the “Trust”) as of December 31, 2021, and the related statements of operations, changes in net assets, and cash flows for the period June 15, 2021 (commencement of operations) through December 31, 2021, including the related notes. In addition, we have audited the accompanying statement of assets and liabilities, including the schedule of investments, of the Trust as of June 15, 2021 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and June 15, 2021, and the results of its operations, changes in its net assets, and its cash flows for the period June 15, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2022

We have served as the Trust's auditor since 2021.

iShares® Gold Trust Micro

Statements of Assets and Liabilities

At December 31, 2021 and June 15, 2021 (Date of Inception)

	December 31,	June 15,
	2021	2021
Assets
Investment in gold bullion, at fair value(a)	$872,434,117	$9,325,500
Total Assets	872,434,117	9,325,500

Liabilities
Sponsor’s fees payable	49,995	—
Total Liabilities	49,995	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$872,384,122	$9,325,500

Shares issued and outstanding(b)	47,950,000	500,000
Net asset value per Share (Note 2C)	$18.19	$18.65

(a)	Cost of investment in gold bullion: $858,638,067 and $9,325,500, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statement of Operations

For the Period from June 15, 2021 (Date of Inception) to December 31, 2021

Period from June 15, 2021 (Date of Inception) to December 31,
2021
Expenses
Sponsor’s fees	$499,193
Sponsor’s fees waiver	(266,088)
Total expenses	233,105
Net investment loss	(233,105)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(392)
Gold bullion distributed for the redemption of Shares	101,713
Net realized gain	101,321
Net change in unrealized appreciation/depreciation	13,796,050
Net realized and unrealized gain	13,897,371
Net increase in net assets resulting from operations	$13,664,266
Net increase in net assets per Share	$0.40

See notes to financial statements.

iShares® Gold Trust Micro

Statement of Changes in Net Assets

For the Period from June 15, 2021 (Date of Inception) to December 31, 2021

Period from June 15, 2021 (Date of Inception) to December 31,
2021
Net Assets at June 15, 2021	$9,325,500

Operations:
Net investment loss	(233,105)
Net realized gain	101,321
Net change in unrealized appreciation/depreciation	13,796,050
Net increase in net assets resulting from operations	13,664,266

Capital Share Transactions:
Contributions for Shares issued	885,306,489
Distributions for Shares redeemed	(35,912,133)
Net increase in net assets from capital share transactions	849,394,356

Increase in net assets	863,058,622

Net Assets, End of Period	$872,384,122

Shares issued and redeemed
Shares issued	49,450,000
Shares redeemed	(2,000,000)
Net increase in Shares issued and outstanding	47,450,000

See notes to financial statements.

iShares® Gold Trust Micro

Statement of Cash Flows

For the Period from June 15, 2021 (Date of Inception) to December 31, 2021

June 15, 2021 (Date of Inception) to December 31,
2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$183,110
Expenses – Sponsor’s fees paid	(183,110)
Net cash provided by operating activities	—
Increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$13,664,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	183,110
Net realized (gain) loss	(101,321)
Net change in unrealized appreciation/depreciation	(13,796,050)
Change in operating assets and liabilities:
Sponsor’s fees payable	49,995
Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$885,306,489
Gold bullion distributed for Shares redeemed	$(35,912,133)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments

At December 31, 2021 and June 15, 2021 (Date of Inception)

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	479,334	$858,638,067	$872,434,117

Total Investments – 100.01%			872,434,117
Less Liabilities – (0.01)%			(49,995)
Net Assets – 100.00%			$872,384,122

June 15, 2021 (Date of Inception)

Description	Ounces	Cost	Fair Value
Gold bullion	5,000	$9,325,500	$9,325,500

Total Investments – 100.00%			9,325,500
Less Liabilities – (0.00)%			—
Net Assets – 100.00%			$9,325,500

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements

December 31, 2021

1 -	Organization

The iShares Gold Trust Micro (the “Trust”) was organized on June 15, 2021 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). For the period ended December 31, 2021, the Trust was governed by the provisions of the Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of June 15, 2021. The First Amended and Restated Depositary Trust Agreement was executed as of January 31, 2022. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the period from June 15, 2021 (Date of Inception) to December 31, 2021:

Period from June 15, 2021 (Date of Inception) to December 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	494,428	885,306,489	885,306,489	—
Gold bullion distributed	(19,992)	(35,810,420)	(35,912,133)	101,713
Gold bullion sold to pay expenses	(102)	(183,502)	(183,110)	(392)
Net realized gain	—	—	101,321	—
Net change in unrealized appreciation/depreciation	—	—	13,796,050	—
Ending balance	479,334	$858,638,067	$872,434,117	$101,321

C.	Calculation of Net Asset Value

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

Share activity for the period from June 15, 2021 (Date of Inception) to December 31, 2021, was as follows:

	December 31
	2021(a)
	Shares	Amount
Shares issued	49,450,000	$885,306,489
Shares redeemed	(2,000,000)	(35,912,133)
Net increase	47,450,000	$849,394,356

(a)	Period from June 15, 2021 (date of inception) to December 31, 2021.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. Effective June 29, 2021, the Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.15% fee prior to June 30, 2024. Should the Sponsor choose to revert to the 0.15% fee (or an amount higher than 0.07% but no greater than 0.15% annualized), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. Effective January 31, 2022 the Sponsor has agreed to assume up to $500,000 per annum in legal fees and expenses. The amount waived is included in Sponsor’s fees waived in the Statement of Operations. For the period ended December 31, 2021, the amount waived was $266,088.

4 -	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

5 -	Indemnification

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees and agents against, and hold each of them harmless from, any loss, liability, cost, expense or judgment (including reasonable fees and expenses of counsel) (i) caused by the negligence or bad faith of the Trustee or (ii) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic or other report filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the period from June 15, 2021 (Date of Inception) to December 31, 2021.

Period from June 15, 2021 (Date of Inception) to December 31,
2021
Net asset value per Share, beginning of period	$18.65

Net investment loss(a)	(0.01)
Net realized and unrealized gain (loss)(b)	(0.45)
Net decrease in net assets from operations	(0.46)
Net asset value per Share, end of period	$18.19

Total return, at net asset value(c)(d)	(2.47)%

Ratio to average net assets:
Net investment loss(e)	(0.07)%
Total expenses(e)	0.15%
Total expenses after fees waived(e)	0.07%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 -	Investment Valuation

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

At December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2022

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	March 1, 2022

/s/ Rachel Aguirre
Rachel Aguirre
Director

Date:	March 1, 2022

/s/ Philip Jensen
Philip Jensen
Director

Date:	March 1, 2022

/s/ Peter Landini
Peter Landini
Director

Date:	March 1, 2022

/s/ Kimun Lee
Kimun Lee
Director

Date:	March 1, 2022

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.