Form 10-Q
period 2022-03-31
iShares Gold Trust Micro
filed 2022-05-06
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the Registrant had 65,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Investment in gold bullion, at fair value(a)	$1,325,800,708	$872,434,117
Total Assets	1,325,800,708	872,434,117

Liabilities
Sponsor’s fees payable	76,328	49,995
Total Liabilities	76,328	49,995

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,325,724,380	$872,384,122

Shares issued and outstanding(b)	68,300,000	47,950,000
Net asset value per Share (Note 2C)	$19.41	$18.19

(a)	Cost of investment in gold bullion: $1,234,448,048 and $858,638,067, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statement of Operations (Unaudited)

For the three months ended March 31, 2022

Three Months Ended March 31,
2022
Expenses
Sponsor’s fees	$437,075
Sponsor’s fees waiver	(233,058)
Total expenses	204,017
Net investment loss	(204,017)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	4,816
Gold bullion distributed for the redemption of Shares	3,613,498
Net realized gain	3,618,314
Net change in unrealized appreciation/depreciation	77,556,610
Net realized and unrealized gain	81,174,924

Net increase in net assets resulting from operations	$80,970,907

Net increase in net assets per Share(a)	$1.27

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022

Three Months Ended March 31, 2022
Net Assets at December 31, 2021	$872,384,122

Operations:
Net investment loss	(204,017)
Net realized gain	3,618,314
Net change in unrealized appreciation/depreciation	77,556,610
Net increase in net assets resulting from operations	80,970,907

Capital Share Transactions:
Contributions for Shares issued	421,813,732
Distributions for Shares redeemed	(49,444,381)
Net increase in net assets from capital share transactions	372,369,351

Increase in net assets	453,340,258

Net Assets at March 31, 2022	$1,325,724,380

Shares issued and redeemed
Shares issued	22,900,000
Shares redeemed	(2,550,000)
Net increase in Shares issued and outstanding	20,350,000

See notes to financial statements.

iShares® Gold Trust Micro

Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2022

Three Months Ended March 31,
2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$177,684
Expenses – Sponsor’s fees paid	(177,684)
Net cash provided by operating activities	—
Increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$80,970,907
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	177,684
Net realized (gain) loss	(3,618,314)
Net change in unrealized appreciation/depreciation	(77,556,610)
Change in operating assets and liabilities:
Sponsor’s fees payable	26,333
Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$421,813,732
Gold bullion distributed for Shares redeemed	$(49,444,381)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At March 31, 2022 and December 31, 2021

March 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	682,647	$1,234,448,048	$1,325,800,708

Total Investments – 100.01%			1,325,800,708
Less Liabilities – (0.01)%			(76,328)
Net Assets – 100.00%			$1,325,724,380

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	479,334	$858,638,067	$872,434,117

Total Investments – 100.01%			872,434,117
Less Liabilities – (0.01)%			(49,995)
Net Assets – 100.00%			$872,384,122

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

March 31, 2022

1 -	Organization

The iShares Gold Trust Micro (the “Trust”) was organized on June 15, 2021 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of January 31, 2022. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

BlackRock Financial Management, Inc., (the “Seed Capital Investor”), contributed 5,000 ounces of Gold in exchange for 500,000 shares (the “Seed Creation Baskets”) on June 15, 2021 for the benefit of BlackRock Financial Management, Inc. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,865.10. The Seed Capital Investor is an affiliate of the Sponsor. The Seed Capital Investor did not and will not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the sale of the Seed Creation Baskets.

The Trust seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in gold.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in gold bullion for the three months ended March 31, 2022:

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	228,895	421,813,732	421,813,732	—
Gold bullion distributed	(25,486)	(45,830,883)	(49,444,381)	3,613,498
Gold bullion sold to pay expenses	(96)	(172,868)	(177,684)	4,816
Net realized gain	—	—	3,618,314	—
Net change in unrealized appreciation/depreciation	—	—	77,556,610	—
Ending balance	682,647	$1,234,448,048	$1,325,800,708	$3,618,314

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.15% fee prior to June 30, 2024. Should the Sponsor choose to revert to the 0.15% fee (or an amount higher than 0.07% but no greater than 0.15% annualized), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust. The amount waived is included in Sponsor’s fees waived in the Statement of Operations. For the period ended March 31, 2022, the amount waived was $233,058.

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

8 -	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2022
Net asset value per Share, beginning of period	$18.19

Net investment income(a)	(0.00	)(b)
Net realized and unrealized gain (loss)(c)	1.22
Net increase in net assets from operations	1.22
Net asset value per Share, end of period	$19.41

Total return, at net asset value(d)(e)	6.71%

Ratio to average net assets:
Net investment loss(f)	(0.07)%
Total expenses(f)	0.15%
Total expenses after fees waived(f)	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At March 31, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2022

The Trust’s net asset value increased from $872,384,122 at December 31, 2021 to $1,325,724,380 at March 31, 2022, a 51.97% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which rose from 47,950,000 Shares at December 31, 2021 to 68,300,000 Shares at March 31, 2022, a consequence of 22,900,000 Shares (458 Baskets) being created and 2,550,000 Shares (51 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the LMBA Gold Price, which grew 6.71% from $1,820.10 at December 31, 2021 to $1,942.15 at March 31, 2022.

The 6.71% increase in the NAV from $18.19 at December 31, 2021 to $19.41 at March 31, 2022 is directly related to the 6.71% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $204,017 for the quarter, or 0.02% of the Trust’s average weighted assets of $1,186,510,208 during the quarter. The NAV of $20.38 on March 8, 2022 was the highest during the quarter, compared with a low during the quarter of $17.87 on January 28, 2022.

Net increase in net assets resulting from operations for the quarter ended March 31, 2022 was $80,970,907 resulting from an unrealized gain on investment in gold bullion of $77,556,610, a net realized gain of $3,613,498 on gold distributed for the redemption of Shares, and a net realized gain of $4,816 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $204,017. Other than the Sponsor’s fees of $204,017, the Trust had no expenses during the quarter.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long- term period.

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

•

large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected;

•

a significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares;

•

a significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, a decline in world gold prices could occur, negatively impacting the price of the Shares;

•

global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

•	global or regional political, economic or financial events and situations, especially those unexpected in nature, including the recent Russian invasion of Ukraine;

•	investors’ expectations with respect to the rate of inflation;

•	interest rates;

•	investment and trading activities of hedge funds and commodity funds;

•	other economic variables such as income growth, economic output, and monetary policies; and

•	investor confidence.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV per share. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust

Investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long‑term value in terms of future purchasing power. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Furthermore, although gold has been used as a portfolio diversifier due to its historically low-to-negative correlation with stocks and bonds, diversification does not ensure against, nor can it prevent against, risk of loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 2,550,000 Shares (51 Baskets) were redeemed during the quarter ended March 31, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/22 to 01/31/22	—	$—
02/01/22 to 02/28/22	—	—
03/01/22 to 03/31/22	2,550,000	0.0100
Total	2,550,000	$0.0100

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2022

/s/ Trent Walker

Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2022

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.