Form 10-Q
period 2022-06-30
iShares Gold Trust Micro
filed 2022-08-04
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

 or

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

As of July 29, 2022, the Registrant had 60,350,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Investment in gold bullion, at fair value(a)	$1,035,878,456	$872,434,117
Total Assets	1,035,878,456	872,434,117

Liabilities
Sponsor’s fees payable	61,763	49,995
Total Liabilities	61,763	49,995

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,035,816,693	$872,384,122

Shares issued and outstanding(b)	57,050,000	47,950,000
Net asset value per Share (Note 2C)	$18.16	$18.19

(a)	Cost of investment in gold bullion: $1,030,934,832 and $858,638,067, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and the period from June 15, 2021 (Date of Inception) to June 30, 2021

	Three Months Ended June 30, 2022	Period from June 15, 2021 (Date of Inception) to June 30, 2021	Six Months Ended June 30, 2022	Period from June 15, 2021 (Date of Inception) to June 30, 2021
Expenses
Sponsor’s fees	$435,938	$552	$873,013	$552
Sponsor’s fees waiver	(232,480)	(39)	(465,538)	(39)
Total expenses	203,458	513	407,475	513
Net investment loss	(203,458)	(513)	(407,475)	(513)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	8,567	—	13,383	—
Gold bullion distributed for the redemption of Shares	7,090,732	—	10,704,230	—
Net realized gain	7,099,299	—	10,717,613	—
Net change in unrealized appreciation/depreciation	(86,409,036)	(509,750)	(8,852,426)	(509,750)
Net realized and unrealized gain (loss)	(79,309,737)	(509,750)	1,865,187	(509,750)

Net increase (decrease) in net assets resulting from operations	$(79,513,195)	$(510,263)	$1,457,712	$(510,263)

Net increase (decrease) in net assets per Share(a)	$(1.29)	$(1.02)	$0.02	$(1.02)

(a)	Net increase in net assets per Share based on average

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022

Six Months Ended June 30, 2022
Net Assets at December 31, 2021	$872,384,122

Operations:
Net investment loss	(204,017)
Net realized gain	3,618,314
Net change in unrealized appreciation/depreciation	77,556,610
Net increase in net assets resulting from operations	80,970,907

Capital Share Transactions:
Contributions for Shares issued	421,813,732
Distributions for Shares redeemed	(49,444,381)
Net increase in net assets from capital share transactions	372,369,351

Increase in net assets	453,340,258

Net Assets at March 31, 2022	$1,325,724,380

Operations:
Net investment loss	(203,458)
Net realized gain	7,099,299
Net change in unrealized appreciation/depreciation	(86,409,036)
Net decrease in net assets resulting from operations	(79,513,195)

Capital Share Transactions:
Contributions for Shares issued	—
Distributions for Shares redeemed	(210,394,492)
Net decrease in net assets from capital share transactions	(210,394,492)

Decrease in net assets	(289,907,687)

Net Assets at June 30, 2022	$1,035,816,693

Shares issued and redeemed
Shares issued	22,900,000
Shares redeemed	(13,800,000)
Net increase in Shares issued and outstanding	(9,100,000)

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the period from June 15, 2021 (Date of Inception) to June 30, 2021

For the period from June 15, 2021 (Date of Inception) to June 30, 2021
Net Assets at June 15, 2021	$9,325,000

Operations:
Net investment loss	(513)
Net change in unrealized appreciation/depreciation	(509,750)
Net decrease in net assets resulting from operations	(510,263)

Decrease in net assets	(510,263)

Net Assets at June 30, 2021	$8,815,198

Shares issued and redeemed
Shares issued	—
Shares redeemed	—
Net increase in Shares issued and outstanding	—

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and the period from June 15, 2021 (Date of Inception) to June 30, 2021

	Six Months Ended June 30, 2022	Period from June 15, 2021 (Date of Inception) to June 30, 2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$395,707	$—
Expenses – Sponsor’s fees paid	(395,707)	—
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,457,712	$(510,263)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	395,707	—
Net realized (gain) loss	(10,717,613)	—
Net change in unrealized appreciation/depreciation	8,852,426	509,750
Change in operating assets and liabilities:
Sponsor’s fees payable	11,768	513
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$421,813,732	$—
Gold bullion distributed for Shares redeemed	$(259,838,873)	$—

See notes to financial statements.

iShares®Gold Trust Micro

Schedules of Investments (Unaudited)

At June 30, 2022 and December 31, 2021

June 30, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	570,104	$1,030,934,832	$1,035,878,456

Total Investments – 100.01%			1,035,878,456
Less Liabilities – (0.01)%			(61,763)
Net Assets – 100.00%			$1,035,816,693

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	479,334	$858,638,067	$872,434,117

Total Investments – 100.01%			872,434,117
Less Liabilities – (0.01)%			(49,995)
Net Assets – 100.00%			$872,384,122

See notes to financial statements.

iShares®Gold Trust Micro

Notes to Financial Statements (Unaudited)

June 30, 2022

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

The following tables summarize activity in gold bullion for the three months ended June 30, 2022 and the period from June 15, 2021 (Date of Inception) to June 30, 2021:

Three Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	682,647	$1,234,448,048	$1,325,800,708	$—
Gold bullion contributed	—	—	—	—
Gold bullion distributed	(112,427)	(203,303,759)	(210,394,492)	7,090,732
Gold bullion sold to pay expenses	(116)	(209,456)	(218,023)	8,567
Net realized gain	—	—	7,099,299	—
Net change in unrealized appreciation/depreciation	—	—	(86,409,036)	—
Ending balance	570,104	$1,030,934,832	$1,035,878,456	$7,099,299

Period Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	—	—	—	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	—	—	—	—
Net realized gain	—	—	—	—
Net change in unrealized appreciation/depreciation	—	—	(509,750)	—
Ending balance	5,000	$9,325,500	$8,815,750	$—

The following tables summarize activity in gold bullion for the six months ended June 30, 2022 and the period from June 15, 2021 (Date of Inception) to June 30, 2021:

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	228,895	421,813,732	421,813,732	—
Gold bullion distributed	(137,913)	(249,134,643)	(259,838,873)	10,704,230
Gold bullion sold to pay expenses	(212)	(382,324)	(395,707)	13,383
Net realized gain	—	—	10,717,613	—
Net change in unrealized appreciation/depreciation	—	—	(8,852,426)	—
Ending balance	570,104	$1,030,934,832	$1,035,878,456	$10,717,613

Period Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	—	—	—	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	—	—	—	—
Net realized gain	—	—	—	—
Net change in unrealized appreciation/depreciation	—	—	(509,750)	—
Ending balance	5,000	$9,325,500	$8,815,750	$—

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.15% fee prior to June 30, 2024. Should the Sponsor choose to revert to the 0.15% fee (or an amount higher than 0.07% but no greater than 0.15% annualized), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022, the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust. The amount waived is included in Sponsor’s fees waived in the Statement of Operations. For the period ended June 30, 2022, the amount waived was $465,538.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022		Period from June 15, 2021 (Date of Inception) to June 30, 2021		Six Months Ended June 30, 2022	Period from June 15, 2021 (Date of Inception) to June 30, 2021
Net asset value per Share, beginning of period	$19.41		$18.65		$18.19	$18.65

Net investment loss(a)	(0.00	)(b)	(0.00	)(b)	(0.01)	(0.00	)(b)
Net realized and unrealized (loss)(c)	(1.25)		(1.02)		(0.02)	(1.02)
Net increase (decrease) in net assets from operations	(1.25)		(1.02)		(0.03)	(1.02)
Net asset value per Share, end of period	$18.16		$17.63		$18.16	$17.63

Total return, at net asset value(d)(e)	(6.44)%		(5.47)%		(0.16)%	(5.47)%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.14)%		(0.07)%	(0.14)%
Total expenses(f)	0.15%		0.15%		0.15%	0.15%
Total expenses after fees waived(f)	0.07%		0.14%		0.07%	0.14%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is less than $(0.005).
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

At June 30, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2022

The Trust’s net asset value decreased from $1,325,724,380 at March 31, 2022 to $1,035,816,693 at June 30, 2022 a 21.87% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding shares, which fell from 68,300,000 Shares at March 31, 2022 to 57,050,000 Shares at June 30, 2022, a consequence of 11,250,000 Shares (225 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a decrease in the LMBA Gold Price, which fell 6.44% from $1,942.15 at March 31, 2022 to $1,817.00 at June 30, 2022.

The 6.44% decrease in the NAV from $19.41 at March 31, 2022 to $18.16 at June 30, 2022 is directly related to the 6.44% decrease in the price of gold.

The NAV decreased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $203,458 for the quarter, or 0.02% of the Trust’s average weighted assets of $1,162,407,111 during the quarter. The NAV of $19.76 on April 13, 2022 was the highest during the quarter, compared with a low during the quarter of $18.08 on May 16, 2022.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2022 was $79,513,195, resulting from an unrealized loss on investment in gold bullion of $86,409,036, a net realized gain of $7,090,732 on gold distributed for the redemption of Shares, a net realized gain of $8,567 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $203,458. Other than the Sponsor’s fees of $203,458, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2022

The Trust’s net asset value increased from $872,384,122 at December 31, 2021 to $1,035,816,693 at June 30, 2022, a 18.73% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which rose from 47,950,000 Shares at December 31, 2021 to 57,050,000 Shares at June 30, 2022, a consequence of 22,900,000 Shares (458 Baskets) being created and 13,800,000 Shares (276 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the LMBA Gold Price, which fell 0.17% from $1,820.10 at December 31, 2021 to $1,817.00 at June 30, 2022.

The 0.16% decrease in the NAV from $18.19 at December 31, 2021 to $18.16 at June 30, 2022 is directly related to the 0.17% decrease in the price of gold.

The NAV decreased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $407,475 for the period, or 0.03% of the Trust’s average weighted assets of $1,174,392,076 during the period. The NAV of $20.38 on March 8, 2022 was the highest during the period, compared with a low during the period of $17.87 on January 28, 2022.

Net increase in net assets resulting from operations for the six months ended June 30, 2022 was $1,457,712, resulting from an unrealized loss on investment in gold bullion of $8,852,426, a net realized gain of $10,704,230 on gold distributed for the redemption of Shares, a net realized gain of $13,383 from gold bullion sold to pay expenses during the period, and a net investment loss of $407,475. Other than the Sponsor’s fees of $407,475, the Trust had no expenses during the period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022:

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

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV per share. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 11,250,000 Shares (225 Baskets) were redeemed during the quarter ended June 30, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/22 to 04/30/22	2,500,000	$0.0100
05/01/22 to 05/31/22	7,100,000	0.0100
06/01/22 to 06/30/22	1,650,000	0.0100
Total	11,250,000	$0.0100

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2022

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 4, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.