Form 10-Q
period 2022-09-30
iShares Gold Trust Micro
filed 2022-11-01
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, the Registrant had 60,350,000 Shares outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Assets and Liabilities at September 30, 2022 and December 31, 2021	1

	Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021	2

	Statements of Changes in Net Assets for the three, six and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021	3

	Statements of Cash Flows for the nine months ended September 30, 2022 and the period from June 15, 2021 (Date of Inception) to September 30, 2021	5

	Schedules of Investments at September 30, 2022 and December 31, 2021	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Investment in gold bullion, at fair value(a)	$1,004,678,034	$872,434,117
Total Assets	1,004,678,034	872,434,117

Liabilities
Sponsor’s fees payable	58,586	49,995
Total Liabilities	58,586	49,995

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,004,619,448	$872,384,122

Shares issued and outstanding(b)	60,150,000	47,950,000
Net asset value per Share (Note 2C)	$16.70	$18.19

(a)	Cost of investment in gold bullion: $1,083,690,497 and $858,638,067, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period from June 15, 2021 (Date of Inception) to September 30,
	2022	2021	2022	2021
Expenses
Sponsor’s fees	$390,507	$200,617	$1,263,520	$201,169
Sponsor’s fees waiver	(208,273)	(107,095)	(673,811)	(107,134)
Total expenses	182,234	93,522	589,709	94,035
Net investment loss	(182,234)	(93,522)	(589,709)	(94,035)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(5,509)	422	7,874	422
Gold bullion distributed for the redemption of Shares	(724,706)	—	9,979,524	—
Net realized gain (loss)	(730,215)	422	9,987,398	422
Net change in unrealized appreciation/depreciation	(83,956,087)	(18,603,053)	(92,808,513)	(19,112,803)
Net realized and unrealized loss	(84,686,302)	(18,602,631)	(82,821,115)	(19,112,381)

Net decrease in net assets resulting from operations	$(84,868,536)	$(18,696,153)	$(83,410,824)	$(19,206,416)

Net decrease in net assets per Share(a)	$(1.42)	$(0.61)	$(1.35)	$(0.74)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2022

Nine Months Ended September 30, 2022
Net Assets at December 31, 2021	$872,384,122

Operations:
Net investment loss	(204,017)
Net realized gain	3,618,314
Net change in unrealized appreciation/depreciation	77,556,610
Net increase in net assets resulting from operations	80,970,907

Capital Share Transactions:
Contributions for Shares issued	421,813,732
Distributions for Shares redeemed	(49,444,381)
Net increase in net assets from capital share transactions	372,369,351

Increase in net assets	453,340,258

Net Assets at March 31, 2022	$1,325,724,380

Operations:
Net investment loss	(203,458)
Net realized gain	7,099,299
Net change in unrealized appreciation/depreciation	(86,409,036)
Net decrease in net assets resulting from operations	(79,513,195)

Capital Share Transactions:
Distributions for Shares redeemed	(210,394,492)
Net decrease in net assets from capital share transactions	(210,394,492)

Decrease in net assets	(289,907,687)

Net Assets at June 30, 2022	$1,035,816,693

Operations:
Net investment loss	(182,234)
Net realized loss	(730,215)
Net change in unrealized appreciation/depreciation	(83,956,087)
Net decrease in net assets resulting from operations	(84,868,536)

Capital Share Transactions:
Contributions for Shares issued	63,756,093
Distributions for Shares redeemed	(10,084,802)
Net increase in net assets from capital share transactions	53,671,291

Decrease in net assets	(31,197,245)

Net Assets at September 30, 2022	$1,004,619,448

Shares issued and redeemed
Shares issued	26,600,000
Shares redeemed	(14,400,000)
Net increase in Shares issued and outstanding	12,200,000

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

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and the period from June 15, 2021 (Date of Inception) to September 30, 2021

	Nine Months Ended September 30,	Period from June 15, 2021 (Date of Inception) to September 30,
	2022	2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$581,118	$59,228
Expenses – Sponsor’s fees paid	(581,118)	(59,228)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(83,410,824)	$(19,206,416)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	581,118	59,228
Net realized (gain) loss	(9,987,398)	(422)
Net change in unrealized appreciation/depreciation	92,808,513	19,112,803
Change in operating assets and liabilities:
Sponsor’s fees payable	8,591	34,807
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$485,569,825	$617,106,346
Gold bullion distributed for Shares redeemed	$(269,923,675)	$—

See notes to financial statements.

iShares®Gold Trust Micro

Schedules of Investments (Unaudited)

At September 30, 2022 and December 31, 2021

September 30, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	600,975	$1,083,690,497	$1,004,678,034

Total Investments – 100.01%			1,004,678,034
Less Liabilities – (0.01)%			(58,586)
Net Assets – 100.00%			$1,004,619,448

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	479,334	$858,638,067	$872,434,117

Total Investments – 100.01%			872,434,117
Less Liabilities – (0.01)%			(49,995)
Net Assets – 100.00%			$872,384,122

See notes to financial statements.

iShares®Gold Trust Micro

Notes to Financial Statements (Unaudited)

September 30, 2022

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	570,104	$1,030,934,832	$1,035,878,456	$—
Gold bullion contributed	36,971	63,756,094	63,756,093	—
Gold bullion distributed	(5,994)	(10,809,509)	(10,084,802)	(724,706)
Gold bullion sold to pay expenses	(106)	(190,920)	(185,411)	(5,509)
Net realized loss	—	—	(730,215)	—
Net change in unrealized appreciation/depreciation	—	—	(83,956,087)	—
Ending balance	600,975	$1,083,690,497	$1,004,678,034	$(730,215)

Three Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$8,815,750	$—
Gold bullion contributed	343,472	617,106,346	617,106,346	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(33)	(58,806)	(59,228)	422
Net realized gain	—	—	422	—
Net change in unrealized appreciation/depreciation	—	—	(18,603,053)	—
Ending balance	348,439	$626,373,040	$607,260,237	$422

The following tables summarize activity in gold bullion for the nine months ended September 30, 2022 and the period from June 15, 2021 (Date of Inception) to September 30, 2021:

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	265,866	485,569,825	485,569,825	—
Gold bullion distributed	(143,907)	(259,944,151)	(269,923,675)	9,979,524
Gold bullion sold to pay expenses	(318)	(573,244)	(581,118)	7,874
Net realized gain	—	—	9,987,398	—
Net change in unrealized appreciation/depreciation	—	—	(92,808,513)	—
Ending balance	600,975	$1,083,690,497	$1,004,678,034	$9,987,398

Period Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	343,472	617,106,346	617,106,346	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(33)	(58,806)	(59,228)	422
Net realized gain	—	—	422	—
Net change in unrealized appreciation/depreciation	—	—	(19,112,803)	—
Ending balance	348,439	$626,373,040	$607,260,237	$422

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

During the period, the Trust paid to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will not exceed 0.07% through June 30, 2024. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to a higher fee prior to June 30, 2024. Should the Sponsor choose to do so (or an amount higher than 0.07% but no greater than the then current Sponsor’s fee as set forth in the Trust Agreement), prior to June 30, 2024, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022, the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust. The amount waived is included in Sponsor’s fees waived in the Statement of Operations. For the period ended September 30, 2022, the amount waived was $673,811.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from June 15, 2021 (Date of Inception) to September 30, 2021.

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,	Period from June 15, 2021 (Date of Inception) to September 30,
	2022		2021		2022	2021
Net asset value per Share, beginning of period	$18.16		$17.63		$18.19	$18.65

Net investment loss(a)	(0.00	)(b)	(0.00	)(b)	(0.01)	(0.00	)(b)
Net realized and unrealized gain(c)	(1.46)		(0.21)		(1.48)	(1.23)
Net decrease in net assets from operations	(1.46)		(0.21)		(1.49)	(1.23)
Net asset value per Share, end of period	$16.70		$17.42		$16.70	$17.42

Total return, at net asset value(d)(e)	(8.04)%		(1.19)%		(8.19)%	(6.60)%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%		(0.07)%	(0.07)%
Total Expenses(f)	0.15%		0.15%		0.15%	0.15%
Total expenses after fees waived(f)	0.07%		0.07%		0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

10 -	Subsequent Events

Management’s evaluation of the impact of all subsequent events on the Trust’s financial statements was completed through the date the financial statements were available to be issued and the following item was noted:

Effective October 24, 2022, the Sponsor's Fee paid by the Trust was reduced from an annualized rate of 0.15% to 0.09% of the net asset value of the Trust. Additionally effective on October 24, 2022, the Sponsor has extended the voluntarily waiver on the Sponsor Fee from June 30, 2024 to June 30, 2027.

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

Introduction

The iShares Gold Trust Micro (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol IAUM.

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

Results of Operations

The Quarter Ended September 30, 2022

The Trust’s net asset value decreased from $1,035,816,693 at June 30, 2022 to $1,004,619,448 at September 30, 2022 a 3.01% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Gold Price, which fell 7.99% from $1,817.00 at June 30, 2022 to $1,671.75 at September 30, 2022. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding shares, which rose from 57,050,000 Shares at June 30, 2022 to 60,150,000 Shares at September 30, 2022, a consequence of 3,700,000 Shares (74 Baskets) being created and 600,000 Shares (12 Baskets) being redeemed during the quarter.

The 8.04% decrease in the NAV from $18.16 at June 30, 2022 to $16.70 at September 30, 2022 is directly related to the 7.99% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $182,234 for the quarter, or 0.02% of the Trust’s average weighted assets of $1,032,539,060 during the quarter. The NAV of $17.96 on July 1, 2022 was the highest during the quarter, compared with a low during the quarter of $16.33 on September 27, 2022.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2022 was $84,868,536, resulting from an unrealized loss on investment in gold bullion of $83,956,087, a net realized loss of $724,706 on gold distributed for the redemption of Shares, a net realized loss of $5,509 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $182,234. Other than the Sponsor’s fees of $182,234, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2022

The Trust’s net asset value increased from $872,384,122 at December 31, 2021 to $1,004,619,448 at September 30, 2022, a 15.16% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding shares, which rose from 47,950,000 Shares at December 31, 2021 to 60,150,000 Shares at September 30, 2022, a consequence of 26,600,000 Shares (532 Baskets) being created and 14,400,000 Shares (288 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the LBMA Gold Price, which fell 8.15% from $1,820.10 at December 31, 2021 to $1,671.75 at September 30, 2022.

The 8.19% decrease in the NAV from $18.19 at December 31, 2021 to $16.70 at September 30, 2022 is directly related to the 8.15% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $589,709 for the period, or 0.05% of the Trust’s average weighted assets of $1,126,588,129 during the period. The NAV of $20.38 on March 8, 2022 was the highest during the period, compared with a low during the period of $16.33 on September 27, 2022.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2022 was $83,410,824, resulting from an unrealized loss on investment in gold bullion of $92,808,513, a net realized gain of $9,979,524 on gold distributed for the redemption of Shares, a net realized gain of $7,874 from gold bullion sold to pay expenses during the period, and a net investment loss of $589,709. Other than the Sponsor’s fees of $589,709, the Trust had no expenses during the period.

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

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV per share. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust.

Investors should be aware that while gold is used to preserve wealth by investors around the world, there is no assurance that gold will maintain its long- term value in terms of future purchasing power. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Furthermore, although gold has been used as a portfolio diversifier due to its historically low-to-negative correlation with stocks and bonds, diversification does not ensure against, nor can it prevent against, risk of loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 600,000 Shares (12 Baskets) were redeemed during the quarter ended September 30, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/22 to 07/31/22	—	$—
08/01/22 to 08/31/22	—	—
09/01/22 to 09/30/22	600,000	0.0100
Total	600,000	$0.0100

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on January 31, 2022

4.2	First Amendment to First Amended and Restated Depositary Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on October 25, 2022

4.3

Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S‑1 (File No. 333-253614) filed by the Registrant on June 21, 2021

10.1

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 1, 2022

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 1, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.