Form 10-K
period 2022-12-31
iShares Gold Trust Micro
filed 2023-02-23
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares held by non-affiliates was approximately $1,036,028,000. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2023, the Registrant had 62,700,000 Shares outstanding.

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

The Trust’s net asset value grew from $872,384,122 at December 31, 2021 to $1,127,844,172 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 47,950,000 Shares outstanding at December 31, 2021 to 62,300,000 Shares outstanding at December 31, 2022.

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

Custody of the Trust’s Gold

The Custodian is responsible for safekeeping the Trust’s gold. The Custodian may keep the Trust’s gold at its vault premises in New York or London or at the vaults of any subcustodian in England, the United States or Canada, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may, at its own expense and risk, use sub-custodians to discharge its obligations to the Trust. The Custodian will remain responsible to the Trust for any gold held by any sub-custodian appointed by the Custodian to the same extent as if such gold were held by the Custodian itself.

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

None of the Custodian, or its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any law or regulation, or of an act of God, or war or terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or would be subject to any civil or criminal penalty on account of, or is delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s covenants, agreements, representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God, or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate America Corporation and Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s gold is warehoused and on June 27, 2022 issued their reports summarizing their findings. Such reports are posted by the Sponsor on the Trust’s website.

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

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price PM.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (in the case of LBMA Gold Price AM) or 3:00 p.m. (London time) (in the case of LBMA Gold Price PM) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Citibank, N.A. London Branch, Coins ‘N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd and Toronto‑Dominion Bank.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. Prior to October 25, 2022, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. For the year ended December 31, 2022, the amount waived was $765,845.

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

The Sponsor earned $773,425 for the year ended December 31, 2022. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences --Taxation of U.S. Shareholders.”

Deposit of Gold; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Goldman Sachs & Co. LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules - Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

●

global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia;

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

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $500,000 per annum. Prior to January 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. Any legal fees and expenses in excess of the amount required under the Trust Agreement will be the responsibility of the Trust.

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

The impact of the COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust's operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A prolonged COVID-19 pandemic or other future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust's service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust's service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Holders

As of December 31, 2022, there were approximately 51 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal year ended December 31, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

2,550,000 Shares (51 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/22 to 10/31/22	—	$—
11/01/22 to 11/30/22	550,000	0.0100
12/01/22 to 12/31/22	2,000,000	0.0100
Total	2,550,000	$0.0100

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

The following chart shows the daily LBMA Gold Price, as applicable, for the period from June 15, 2021 (Date of Inception) through December 2022:

Gold Prices (June 15, 2021 (Date of Inception) - December 2022)

2100
2050
2000
1950
1900
1850
1800
1750
1700
1650
1600
Prices in USD
Jun 15, 2021
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22

Results of Operations

The Year Ended December 31, 2022

The Trust’s net asset value increased from $872,384,122 at December 31, 2021 to $1,127,844,172 at December 31, 2022, a 29.28% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 47,950,000 at December 31, 2021 to 62,300,000 at December 31, 2022, a consequence of 31,300,000 Shares (626 Baskets) being created and 16,950,000 Shares (339 Baskets) being redeemed during the year. The increase in the Trust’s net asset value was partially offset by a decrease in the LBMA Gold Price, which fell 0.43% from $1,820.10 at December 31, 2021 to $1,812.35 at December 31, 2022.

The 0.49% decrease in the NAV from $18.19 at December 31, 2021 to $18.10 at December 31, 2022 is directly related to the 0.43% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $773,425 for the year, or 0.07% of the Trust’s average weighted assets of $1,105,463,005 during the year. The NAV of $20.38 on March 8, 2022 was the highest during the year, compared with a low of $16.27 on November 3, 2022.

Net increase in net assets resulting from operations for the year ended December 31, 2022 was $2,422,092, resulting from an unrealized loss on investment in gold bullion of $6,619,441 and a net realized gain of $9,817,439, on gold bullion distributed for the redemption of Shares, a net realized loss of $2,481 from gold bullion sold to pay expenses, and a net investment loss of $773,425. Other than the Sponsor’s fees of $773,425, the Trust had no expenses during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2022 and 2021.

	Three Months Ended (Unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Expenses
Sponsor’s fee	$437,075	$435,938	$390,507	$275,750
Sponsor’s fees waived	(233,058)	(232,480)	(208,273)	(92,034)
Total Expenses	204,017	203,458	182,234	183,716
Net investment loss	(204,017)	(203,458)	(182,234)	(183,716)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	$4,816	$8,567	$(5,509)	$(10,355)
Gold bullion distributed for the redemption of Shares	3,613,498	7,090,732	(724,706)	(162,085)
Net realized gain (loss)	3,618,314	7,099,299	(730,215)	(172,440)
Net change in unrealized appreciation/depreciation on investment in gold bullion	77,556,610	(86,409,036)	(83,956,087)	86,189,072
Net realized and unrealized gain (loss)	81,174,924	(79,309,737)	(84,686,302)	86,016,632
Net increase (decrease) in net assets resulting from operations	$80,970,907	$(79,513,195)	$(84,868,536)	$85,832,916
Net increase (decrease) in net assets per Share	$1.27	$(1.29)	$(1.42)	$1.42

	Three Months Ended (Unaudited)
	June 30, 2021(a)	September 30, 2021	December 31, 2021
Expenses
Sponsor's fee	$552	$200,617	$298,024
Sponsor's fees waived	(39)	(107,095)	(158,954)
Total Expenses	513	93,522	139,070
Net investment loss	(513)	(93,522)	(139,070)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	—	422	(814)
Gold bullion distributed for the redemption of Shares	—	—	101,713
Net realized gain	—	422	100,899
Net change in unrealized appreciation/depreciation on investment in gold bullion	(509,750)	(18,603,053)	32,908,853
Net realized and unrealized gain (loss)	(509,750)	(18,602,631)	33,009,752
Net increase (decrease) in net assets resulting from operations	$(510,263)	$(18,696,153)	$32,870,682
Net increase (decrease) in net assets per Share	$(1.02)	$(0.61)	$0.74

(a)	Period from June 15, 2021 (Date of Inception) to June 30, 2021.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Sponsor's management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the Sponsor's management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 46, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 47, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 64, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 71, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Kimun Lee, 76, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2022, the Trust has incurred Sponsor’s fees of $773,425.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and the period from June 15, 2021 (Date of inception) to December 31, 2021.

	2022	2021
Audit fees	$61,800	$49,250
Audit Related Fees(a)	—	—
Tax fees	—	—
All other fees	—	—
Total	$61,800	$49,250

(a)	Amount represents fees billed for review of the regulatory filings.

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

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by the Registrant on March 1, 2022

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

iShares® Gold Trust Micro
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Gold Trust Micro

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Gold Trust Micro (the “Trust”) as of December 31, 2022 and 2021, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and the period June 15, 2021 (date of inception) through December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022 and the period June 15, 2021 (date of inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 23, 2023

We have served as the Trust’s auditor since 2021.

iShares® Gold Trust Micro

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31,
	2022	2021
Assets
Investment in gold bullion, at fair value(a)	$1,127,908,719	$872,434,117
Total Assets	1,127,908,719	872,434,117

Liabilities
Sponsor’s fees payable	64,547	49,995
Total Liabilities	64,547	49,995

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,127,844,172	$872,384,122

Shares issued and outstanding(b)	62,300,000	47,950,000
Net asset value per Share (Note 2C)	$18.10	$18.19

(a)	Cost of investment in gold bullion: $1,120,732,110 and $858,638,067, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations

For the year ended December 31, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021

	Year Ended December 31,	Period from June 15, 2021 (Date of Inception) to December 31,
	2022	2021
Expenses
Sponsor’s fees	$1,539,270	$499,193
Sponsor’s fees waiver	(765,845)	(266,088)
Total expenses	773,425	233,105
Net investment loss	(773,425)	(233,105)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(2,481)	(392)
Gold bullion distributed for the redemption of Shares	9,817,439	101,713
Net realized gain	9,814,958	101,321
Net change in unrealized appreciation/depreciation	(6,619,441)	13,796,050
Net realized and unrealized gain	3,195,517	13,897,371

Net increase in net assets resulting from operations	$2,422,092	$13,664,266

Net increase in net assets per Share(a)	$0.04	$0.40

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets

For the year ended December 31, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021

	Year Ended December 31,	Period from June 15, 2021 (Date of Inception) to December 31,
	2022	2021
Net Assets, Beginning of Period	$872,384,122	$9,325,500

Operations:
Net investment loss	(773,425)	(233,105)
Net realized gain	9,814,958	101,321
Net change in unrealized appreciation/depreciation	(6,619,441)	13,796,050
Net increase in net assets resulting from operations	2,422,092	13,664,266

Capital Share Transactions:
Contributions for Shares issued	568,682,673	885,306,489
Distributions for Shares redeemed	(315,644,715)	(35,912,133)
Net increase in net assets from capital share transactions	253,037,958	849,394,356

Increase in net assets	255,460,050	863,058,622

Net Assets, End of Period	$1,127,844,172	$872,384,122

Shares issued and redeemed
Shares issued	31,300,000	49,450,000
Shares redeemed	(16,950,000)	(2,000,000)
Net increase in Shares issued and outstanding	14,350,000	47,450,000

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows

For the year ended December 31, 2022, and the period from June 15, 2021 (Date of Inception) to December 31, 2021

	Year Ended December 31,	June 15, 2021 (Date of Inception) to December 31,
	2022	2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$758,873	$183,110
Expenses – Sponsor’s fees paid	(758,873)	(183,110)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$2,422,092	$13,664,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	758,873	183,110
Net realized (gain) loss	(9,814,958)	(101,321)
Net change in unrealized appreciation/depreciation	6,619,441	(13,796,050)
Change in operating assets and liabilities:
Sponsor’s fees payable	14,552	49,995
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$568,682,673	$885,306,489
Gold bullion distributed for Shares redeemed	$(315,644,715)	$(35,912,133)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments

At December 31, 2022 and 2021

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold Bullion	622,347	$1,120,732,110	$1,127,908,719

Total Investments – 100.01%			1,127,908,719
Less Liabilities – (0.01)%			(64,547)
Net Assets – 100.00%			$1,127,844,172

December 31, 2021

Description	Ounces	Cost	Fair Value
Gold bullion	479,334	$858,638,067	$872,434,117

Total Investments – 100.01%			872,434,117
Less Liabilities – (0.01)%			(49,995)
Net Assets – 100.00%			$872,384,122

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements

December 31, 2022

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

The following tables summarize activity in gold bullion for the year ended December 31, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021:

Year Ended December 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	312,815	568,682,673	568,682,673	—
Gold bullion distributed	(169,380)	(305,827,276)	(315,644,715)	9,817,439
Gold bullion sold to pay expenses	(422)	(761,354)	(758,873)	(2,481)
Net realized gain	—	—	9,814,958	—
Net change in unrealized appreciation/depreciation	—	—	(6,619,441)	—
Ending balance	622,347	$1,120,732,110	$1,127,908,719	$9,814,958

Period from June 15, 2021 (Date of Inception) to December 31, 2021:	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	494,428	885,306,489	885,306,489	—
Gold bullion distributed	(19,992)	(35,810,420)	(35,912,133)	101,713
Gold bullion sold to pay expenses	(102)	(183,502)	(183,110)	(392)
Net realized gain	—	—	101,321	—
Net change in unrealized appreciation/depreciation	—	—	13,796,050	—
Ending balance	479,334	$858,638,067	$872,434,117	$101,321

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the year ended December 31, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021:

	December 31,
	2022		2021(a)(b)
	Shares	Amount	Shares	Amount
Shares issued	31,300,000	$568,682,673	49,450,000	$885,306,489
Shares redeemed	(16,950,000)	(315,644,715)	(2,000,000)	(35,912,133)
Net increase	14,350,000	$253,037,958	47,450,000	$849,394,356

(a)	Period from June 15, 2021 (date of inception) to December 31, 2021.
(b)

BlackRock Financial Management, Inc. (the “Seed Capital Investor”), contributed 5,000 ounces of Gold in exchange for 500,000 shares (the “Seed Creation Baskets”) on June 15, 2021 for the benefit of BlackRock Financial Management, Inc. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,865.10. The Seed Capital Investor is an affiliate of the Sponsor. The Seed Capital Investor did not not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the sale of the Seed Creation Baskets. At December 31, 2021, the Seed Capital Investor no longer owned any shares of the Trust.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. Prior to October 25, 2022, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. For the year ended December 31, 2022, the amount waived was $765,845.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2022, and the period from June 15, 2021 (Date of Inception) to December 31, 2021.

	Year Ended December 31, 2022	June 15, 2021 (Date of Inception) to December 31, 2021
Net asset value per Share, beginning of period	$18.19	$18.65

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized loss(b)	(0.08)	(0.45)
Net decrease in net assets from operations	(0.09)	(0.46)
Net asset value per Share, end of period	$18.10	$18.19

Total return, at net asset value(c)	(0.49)%	(2.47	)%(d)

Ratio to average net assets:
Net investment loss	(0.07)%	(0.07	)%(e)
Total expenses	0.14%	0.15	%(e)
Total expenses after fees waived	0.07%	0.07	%(e)

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2022 and December 31, 2021, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 23, 2023

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 23, 2023

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 23, 2023

/s/ Peter Landini
Peter Landini
Director

Date:	February 23, 2023

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 23, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.