Form 10-Q
period 2023-03-31
iShares Gold Trust Micro
filed 2023-05-05
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2023, the Registrant had 52,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Investment in gold bullion, at fair value(a)	$963,929,469	$1,127,908,719
Total Assets	963,929,469	1,127,908,719

Liabilities
Sponsor’s fees payable	57,219	64,547
Total Liabilities	57,219	64,547

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$963,872,250	$1,127,844,172

Shares issued and outstanding(b)	48,750,000	62,300,000
Net asset value per Share (Note 2C)	$19.77	$18.10

(a)	Cost of investment in gold bullion: $879,552,058 and $1,120,732,110, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Expenses
Sponsor’s fees	$234,912	$437,075
Sponsor’s fees waiver	(52,208)	(233,058)
Total expenses	182,704	204,017
Net investment loss	(182,704)	(204,017)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	6,996	4,816
Gold bullion distributed for the redemption of Shares	14,576,410	3,613,498
Net realized gain	14,583,406	3,618,314
Net change in unrealized appreciation/depreciation	77,200,802	77,556,610
Net realized and unrealized gain	91,784,208	81,174,924

Net increase in net assets resulting from operations	91,601,504	80,970,907

Net increase in net assets per Share(a)	$1.64	$1.27

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023

Three Months Ended March 31, 2023
Net Assets at December 31, 2022	$1,127,844,172

Operations:
Net investment loss	(182,704)
Net realized gain	14,583,406
Net change in unrealized appreciation/depreciation	77,200,802
Net increase in net assets resulting from operations	91,601,504

Capital Share Transactions:
Contributions for Shares issued	75,395,013
Distributions for Shares redeemed	(330,968,439)
Net decrease in net assets from capital share transactions	(255,573,426)

Decrease in net assets	(163,971,922)

Net Assets at March 31, 2023	$963,872,250

Shares issued and redeemed
Shares issued	4,000,000
Shares redeemed	(17,550,000)
Net decrease in Shares issued and outstanding	(13,550,000)

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

See notes to financial statements.

iShares®Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$190,032	$177,684
Expenses – Sponsor’s fees paid	(190,032)	(177,684)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$91,601,504	$80,970,907
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	190,032	177,684
Net realized (gain) loss	(14,583,406)	(3,618,314)
Net change in unrealized appreciation/depreciation	(77,200,802)	(77,556,610)
Change in operating assets and liabilities:
Sponsor’s fees payable	(7,328)	26,333
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$75,395,013	$421,813,732
Gold bullion distributed for Shares redeemed	$(330,968,439)	$(49,444,381)

See notes to financial statements.

iShares®Gold Trust Micro

Schedules of Investments (Unaudited)

At March 31, 2023 and December 31, 2022

March 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	486,907	$879,552,058	$963,929,469

Total Investments – 100.01%			963,929,469
Less Liabilities – (0.01)%			(57,219)
Net Assets – 100.00%			$963,872,250

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold Bullion	622,347	$1,120,732,110	$1,127,908,719

Total Investments – 100.01%			1,127,908,719
Less Liabilities – (0.01)%			(64,547)
Net Assets – 100.00%			$1,127,844,172

See notes to financial statements.

iShares®Gold Trust Micro

Notes to Financial Statements (Unaudited)

March 31, 2023

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	39,953	75,395,013	75,395,013	—
Gold bullion distributed	(175,291)	(316,392,029)	(330,968,439)	14,576,410
Gold bullion sold to pay expenses	(102)	(183,036)	(190,032)	6,996
Net realized gain	—	—	14,583,406	—
Net change in unrealized appreciation/depreciation	—	—	77,200,802	—
Ending balance	486,907	$879,552,058	$963,929,469	$14,583,406

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	228,895	421,813,732	421,813,732	—
Gold bullion distributed	(25,486)	(45,830,883)	(49,444,381)	3,613,498
Gold bullion sold to pay expenses	(96)	(172,868)	(177,684)	4,816
Net realized gain	—	—	3,618,314	—
Net change in unrealized appreciation/depreciation	—	—	77,556,610	—
Ending balance	682,647	$1,234,448,048	$1,325,800,708	$3,618,314

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. Prior to October 25, 2022, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. For the period ended March 31, 2023, the amount waived was $52,208.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
Net asset value per Share, beginning of period	$18.10		$18.19

Net investment income(a)	(0.00	)(b)	(0.00	)(b)
Net realized and unrealized gain(c)	1.67		1.22
Net increase in net assets from operations	1.67		1.22
Net asset value per Share, end of period	$19.77		$19.41

Total return, at net asset value(d)(e)	9.23%		6.71%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%
Total expenses(f)	0.09%		0.15%
Total expenses after fees waived	0.07%		0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At March 31, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust Micro (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (as amended from time to time, the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended March 31, 2023

The Trust’s net asset value decreased from $1,127,844,172 at December 31, 2022 to $963,872,250 at March 31, 2023, a 14.54% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding shares, which decreased from 62,300,000 Shares at December 31, 2022 to 48,750,000 Shares at March 31, 2023, a consequence of 4,000,000 Shares (80 Baskets) being created and 17,550,000 Shares (351 Baskets) being redeemed during the period, partially offset by an increase in the LMBA Gold Price, which grew 9.23% from $1,812.35 at December 31, 2022 to $1,979.70 at March 31, 2023.

The 9.23% increase in the NAV from $18.10 at December 31, 2022 to $19.77 at March 31, 2023 is directly related to the 9.23% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $182,704 for the quarter, or 0.02% of the Trust’s average weighted assets of $1,057,014,574 during the quarter. The NAV of $19.91 on March 24, 2023 was the highest during the quarter, compared with a low during the quarter of $18.09 on February 24, 2023.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2023 was $91,601,504 resulting from an unrealized gain on investment in gold bullion of $77,200,802, a net realized gain of $14,576,410 on gold distributed for the redemption of Shares, a net realized gain of $6,996 from gold bullion sold to pay expenses during the quarter, and a net investment loss of $182,704. Other than the Sponsor’s fees of $182,704, the Trust had no expenses during the quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 17,550,000 Shares (351 Baskets) were redeemed during the quarter ended March 31, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/23 to 01/31/23	2,100,000	$0.0100
02/01/23 to 02/28/23	11,300,000	0.0100
03/01/23 to 03/31/23	4,150,000	0.0100
Total	17,550,000	$0.0100

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2023

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.