Form 10-Q
period 2023-06-30
iShares Gold Trust Micro
filed 2023-08-04
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, the Registrant had 48,500,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Investment in gold bullion, at fair value(a)	$916,602,313	$1,127,908,719
Total Assets	916,602,313	1,127,908,719

Liabilities
Sponsor’s fees payable	55,013	64,547
Total Liabilities	55,013	64,547

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$916,547,300	$1,127,844,172

Shares issued and outstanding(b)	48,000,000	62,300,000
Net asset value per Share (Note 2C)	$19.09	$18.10

(a)	Cost of investment in gold bullion: $874,314,966 and $1,120,732,110, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expenses
Sponsor’s fees	$222,268	$435,938	$457,180	$873,013
Sponsor’s fees waiver	(49,405)	(232,480)	(101,613)	(465,538)
Total expenses	172,863	203,458	355,567	407,475
Net investment loss	(172,863)	(203,458)	(355,567)	(407,475)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	14,814	8,567	21,810	13,383
Gold bullion distributed for the redemption of Shares	9,029,427	7,090,732	23,605,837	10,704,230
Net realized gain	9,044,241	7,099,299	23,627,647	10,717,613
Net change in unrealized appreciation/depreciation	(42,090,064)	(86,409,036)	35,110,738	(8,852,426)
Net realized and unrealized gain (loss)	(33,045,823)	(79,309,737)	58,738,385	1,865,187

Net increase (decrease) in net assets resulting from operations	$(33,218,686)	$(79,513,195)	$58,382,818	$1,457,712

Net increase (decrease) in net assets per Share(a)	$(0.66)	$(1.29)	$1.10	$0.02

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023

Six Months Ended June 30, 2023
Net Assets at December 31, 2022	$1,127,844,172

Operations:
Net investment loss	(182,704)
Net realized gain	14,583,406
Net change in unrealized appreciation/depreciation	77,200,802
Net increase in net assets resulting from operations	91,601,504

Capital Share Transactions:
Contributions for Shares issued	75,395,013
Distributions for Shares redeemed	(330,968,439)
Net decrease in net assets from capital share transactions	(255,573,426)

Decrease in net assets	(163,971,922)

Net Assets at March 31, 2023	$963,872,250

Operations:
Net investment loss	(172,863)
Net realized gain	9,044,241
Net change in unrealized appreciation/depreciation	(42,090,064)
Net decrease in net assets resulting from operations	(33,218,686)

Capital Share Transactions:
Contributions for Shares issued	102,276,250
Distributions for Shares redeemed	(116,382,514)
Net decrease in net assets from capital share transactions	(14,106,264)

Decrease in net assets	(47,324,950)

Net Assets at June 30, 2023	$916,547,300

Shares issued and redeemed
Shares issued	9,150,000
Shares redeemed	(23,450,000)
Net decrease in Shares issued and outstanding	(14,300,000)

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022

Six Months Ended June 30, 2022
Net Assets at December 31, 2021	$872,384,122

Operations:
Net investment loss	(204,017)
Net realized gain	3,618,314
Net change in unrealized appreciation/depreciation	77,556,610
Net increase in net assets resulting from operations	80,970,907

Capital Share Transactions:
Contributions for Shares issued	421,813,732
Distributions for Shares redeemed	(49,444,381)
Net increase in net assets from capital share transactions	372,369,351

Increase in net assets	453,340,258

Net Assets at March 31, 2022	$1,325,724,380

Operations:
Net investment loss	(203,458)
Net realized gain	7,099,299
Net change in unrealized appreciation/depreciation	(86,409,036)
Net decrease in net assets resulting from operations	(79,513,195)

Capital Share Transactions:
Contributions for Shares issued	—
Distributions for Shares redeemed	(210,394,492)
Net decrease in net assets from capital share transactions	(210,394,492)

Decrease in net assets	(289,907,687)

Net Assets at June 30, 2022	$1,035,816,693

Shares issued and redeemed
Shares issued	22,900,000
Shares redeemed	(13,800,000)
Net increase in Shares issued and outstanding	9,100,000

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$365,101	$395,707
Expenses – Sponsor’s fees paid	(365,101)	(395,707)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$58,382,818	$1,457,712
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	365,101	395,707
Net realized (gain) loss	(23,627,647)	(10,717,613)
Net change in unrealized appreciation/depreciation	(35,110,738)	8,852,426
Change in operating assets and liabilities:
Sponsor’s fees payable	(9,534)	11,768
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$177,671,263	$421,813,732
Gold bullion distributed for Shares redeemed	$(447,350,953)	$(259,838,873)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At June 30, 2023 and December 31, 2022

June 30, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	479,333	$874,314,966	$916,602,313

Total Investments — 100.01%			916,602,313
Less Liabilities — (0.01)%			(55,013)
Net Assets — 100.00%			$916,547,300

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold Bullion	622,347	$1,120,732,110	$1,127,908,719

Total Investments — 100.01%			1,127,908,719
Less Liabilities — (0.01)%			(64,547)
Net Assets — 100.00%			$1,127,844,172

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

June 30, 2023

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	486,907	$879,552,058	$963,929,469	$—
Gold bullion contributed	51,432	102,276,250	102,276,250	—
Gold bullion distributed	(58,918)	(107,353,087)	(116,382,514)	9,029,427
Gold bullion sold to pay expenses	(88)	(160,255)	(175,069)	14,814
Net realized gain	—	—	9,044,241	—
Net change in unrealized appreciation/depreciation	—	—	(42,090,064)	—
Ending balance	479,333	$874,314,966	$916,602,313	$9,044,241

Three Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	682,647	$1,234,448,048	$1,325,800,708	$—
Gold bullion contributed	—	—	—	—
Gold bullion distributed	(112,427)	(203,303,760)	(210,394,492)	7,090,732
Gold bullion sold to pay expenses	(116)	(209,456)	(218,023)	8,567
Net realized gain	—	—	7,099,299	—
Net change in unrealized appreciation/depreciation	—	—	(86,409,036)	—
Ending balance	570,104	$1,030,934,832	$1,035,878,456	$7,099,299

The following tables summarize activity in gold bullion for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	91,385	177,671,263	177,671,263	—
Gold bullion distributed	(234,209)	(423,745,116)	(447,350,953)	23,605,837
Gold bullion sold to pay expenses	(190)	(343,291)	(365,101)	21,810
Net realized gain	—	—	23,627,647	—
Net change in unrealized appreciation/depreciation	—	—	35,110,738	—
Ending balance	479,333	$874,314,966	$916,602,313	$23,627,647

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	228,895	421,813,732	421,813,732	—
Gold bullion distributed	(137,913)	(249,134,643)	(259,838,873)	10,704,230
Gold bullion sold to pay expenses	(212)	(382,324)	(395,707)	13,383
Net realized gain	—	—	10,717,613	—
Net change in unrealized appreciation/depreciation	—	—	(8,852,426)	—
Ending balance	570,104	$1,030,934,832	$1,035,878,456	$10,717,613

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. Prior to October 25, 2022, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. For the six months ended June 30, 2023, the amount waived was $101,613.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023	2022
Net asset value per Share, beginning of period	$19.77		$19.41		$18.10	$18.19
Net investment income(a)	(0.00	)(b)	(0.00	)(b)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(c)	(0.68)		(1.25)		1.00	(0.02)
Net increase (decrease) in net assets from operations	(0.68)		(1.25)		0.99	(0.03)
Net asset value per Share, end of period	$19.09		$18.16		$19.09	$18.16

Total return, at net asset value(d)(e)	(3.44)%		(6.44)%		5.47%	(0.16)%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%		(0.07)%	(0.07)%
Total Expenses(f)	0.09%		0.15%		0.09%	0.15%
Total expenses after fees waived	0.07%		0.07%		0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is less than $(0.005).
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

At June 30, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2023

The Trust’s net asset value decreased from $963,872,250 at March 31, 2023 to $916,547,300 at June 30, 2023, a 4.91% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding shares, which fell from 48,750,000 Shares at March 31, 2023 to 48,000,000 Shares at June 30, 2023, a consequence of 5,150,000 Shares (103 Baskets) being created and 5,900,000 Shares (118 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a decrease in the price of gold, which fell 3.41% from $1,979.70 at March 31, 2023 to $1,912.25 at June 30, 2023.

The 3.44% decrease in the NAV from $19.77 at March 31, 2023 to $19.09 at June 30, 2023 is directly related to the 3.41% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $172,863 for the quarter, or 0.02% of the Trust’s average weighted assets of $990,300,818 during the quarter. The NAV of $20.46 on April 13, 2023 was the highest during the quarter, compared with a low during the quarter of $18.97 on June 29, 2023.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2023 was $33,218,686, resulting from an unrealized loss on investment in gold bullion of $42,090,064 and a net investment loss of $172,863, partially offset by a net realized gain of $9,029,427 on gold distributed for the redemption of Shares and a net realized gain of $14,814 from gold bullion sold to pay expenses during the quarter.  Other than the Sponsor’s fees of $172,863, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2023

The Trust’s net asset value decreased from $1,127,844,172 at December 31, 2022 to $916,547,300 at June 30, 2023, a 18.73% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 62,300,000 Shares at December 31, 2022 to 48,000,000 Shares at June 30, 2023, a consequence of 9,150,000 Shares (183 Baskets) being created and 23,450,000 Shares (469 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by an increase in the price of gold, which grew 5.51% from $1,812.35 at December 31, 2022 to $1,912.25 at June 30, 2023.

The 5.47% increase in the NAV from $18.10 at December 31, 2022 to $19.09 at June 30, 2023 is directly related to the 5.51% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $355,567 for the period, or 0.03% of the Trust’s average weighted assets of $1,023,473,428 during the period. The NAV of $20.46 on April 13, 2023 was the highest during the period, compared with a low during the period of $18.09 on February 24, 2023.

Net increase in net assets resulting from operations for the six months ended June 30, 2023 was $58,382,818, resulting from an unrealized gain on investment in gold bullion of $35,110,738, and a net realized gain of $23,605,837 on gold distributed for the redemption of Shares, and a net realized gain of $21,810 from gold bullion sold to pay expenses during the period, partially offset by a net investment loss of $355,567. Other than the Sponsor’s fees of $355,567, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 5,900,000 Shares (118 Baskets) were redeemed during the quarter ended June 30, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/23 to 04/30/23	—	$—
05/01/23 to 05/31/23	2,500,000	0.0100
06/01/23 to 06/30/23	3,400,000	0.0100
Total	5,900,000	$0.0100

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 4, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.