Form 10-Q
period 2023-09-30
iShares Gold Trust Micro
filed 2023-11-03
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the Registrant had 45,950,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Investment in gold bullion, at fair value(a)	$864,682,325	$1,127,908,719
Total Assets	864,682,325	1,127,908,719

Liabilities
Sponsor’s fees payable	51,161	64,547
Total Liabilities	51,161	64,547

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$864,631,164	$1,127,844,172

Shares issued and outstanding(b)	46,300,000	62,300,000
Net asset value per Share (Note 2C)	$18.67	$18.10

(a)	Cost of investment in gold bullion: $846,257,547 and $1,120,732,110, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expenses
Sponsor’s fees	$205,541	$390,507	$662,721	$1,263,520
Sponsor’s fees waiver	(45,677)	(208,273)	(147,290)	(673,811)
Total expenses	159,864	182,234	515,431	589,709
Net investment loss	(159,864)	(182,234)	(515,431)	(589,709)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	9,490	(5,509)	31,300	7,874
Gold bullion distributed for the redemption of Shares	4,703,690	(724,706)	28,309,527	9,979,524
Net realized gain (loss)	4,713,180	(730,215)	28,340,827	9,987,398
Net change in unrealized appreciation/depreciation	(23,862,569)	(83,956,087)	11,248,169	(92,808,513)
Net realized and unrealized gain (loss)	(19,149,389)	(84,686,302)	39,588,996	(82,821,115)

Net increase (decrease) in net assets resulting from operations	$(19,309,253)	$(84,868,536)	$39,073,565	$(83,410,824)

Net increase (decrease) in net assets per Share(a)	$(0.41)	$(1.42)	$0.77	$(1.35)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2023

Nine Months Ended September 30, 2023
Net Assets at December 31, 2022	$1,127,844,172

Operations:
Net investment loss	(182,704)
Net realized gain	14,583,406
Net change in unrealized appreciation/depreciation	77,200,802
Net increase in net assets resulting from operations	91,601,504

Capital Share Transactions:
Contributions for Shares issued	75,395,013
Distributions for Shares redeemed	(330,968,439)
Net decrease in net assets from capital share transactions	(255,573,426)

Decrease in net assets	(163,971,922)

Net Assets at March 31, 2023	$963,872,250

Operations:
Net investment loss	(172,863)
Net realized gain	9,044,241
Net change in unrealized appreciation/depreciation	(42,090,064)
Net decrease in net assets resulting from operations	(33,218,686)

Capital Share Transactions:
Contributions for Shares issued	102,276,250
Distributions for Shares redeemed	(116,382,514)
Net decrease in net assets from capital share transactions	(14,106,264)

Decrease in net assets	(47,324,950)

Net Assets at June 30, 2023	$916,547,300

Operations:
Net investment loss	(159,864)
Net realized gain	4,713,180
Net change in unrealized appreciation/depreciation	(23,862,569)
Net decrease in net assets resulting from operations	(19,309,253)

Capital Share Transactions:
Contributions for Shares issued	60,575,037
Distributions for Shares redeemed	(93,181,920)
Net decrease in net assets from capital share transactions	(32,606,883)

Decrease in net assets	(51,916,136)

Net Assets at September 30, 2023	$864,631,164

Shares issued and redeemed
Shares issued	12,300,000
Shares redeemed	(28,300,000)
Net decrease in Shares issued and outstanding	(16,000,000)

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$528,817	$581,118
Expenses – Sponsor’s fees paid	(528,817)	(581,118)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$39,073,565	$(83,410,824)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	528,817	581,118
Net realized (gain) loss	(28,340,827)	(9,987,398)
Net change in unrealized appreciation/depreciation	(11,248,169)	92,808,513
Change in operating assets and liabilities:
Sponsor’s fees payable	(13,386)	8,591
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$238,246,300	$485,569,825
Gold bullion distributed for Shares redeemed	$(540,532,873)	$(269,923,675)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At September 30, 2023 and December 31, 2022

September 30, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	462,274	$846,257,547	$864,682,325

Total Investments – 100.01%			864,682,325
Less Liabilities – (0.01)%			(51,161)
Net Assets – 100.00%			$864,631,164

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold Bullion	622,347	$1,120,732,110	$1,127,908,719

Total Investments – 100.01%			1,127,908,719
Less Liabilities – (0.01)%			(64,547)
Net Assets – 100.00%			$1,127,844,172

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

September 30, 2023

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,333	$874,314,966	$916,602,313	$—
Gold bullion contributed	31,451	60,575,037	60,575,037	—
Gold bullion distributed	(48,426)	(88,478,230)	(93,181,920)	4,703,690
Gold bullion sold to pay expenses	(84)	(154,226)	(163,716)	9,490
Net realized gain	—	—	4,713,180	—
Net change in unrealized appreciation/depreciation	—	—	(23,862,569)	—
Ending balance	462,274	$846,257,547	$864,682,325	$4,713,180

Three Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	570,104	$1,030,934,832	$1,035,878,456	$—
Gold bullion contributed	36,971	63,756,094	63,756,093	—
Gold bullion distributed	(5,994)	(10,809,509)	(10,084,802)	(724,706)
Gold bullion sold to pay expenses	(106)	(190,920)	(185,411)	(5,509)
Net realized loss	—	—	(730,215)	—
Net change in unrealized appreciation/depreciation	—	—	(83,956,087)	—
Ending balance	600,975	$1,083,690,497	$1,004,678,034	$(730,215)

The following tables summarize activity in gold bullion for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	122,836	238,246,300	238,246,300	—
Gold bullion distributed	(282,635)	(512,223,346)	(540,532,873)	28,309,527
Gold bullion sold to pay expenses	(274)	(497,517)	(528,817)	31,300
Net realized gain	—	—	28,340,827	—
Net change in unrealized appreciation/depreciation	—	—	11,248,169	—
Ending balance	462,274	$846,257,547	$864,682,325	$28,340,827

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	265,866	485,569,825	485,569,825	—
Gold bullion distributed	(143,907)	(259,944,151)	(269,923,675)	9,979,524
Gold bullion sold to pay expenses	(318)	(573,244)	(581,118)	7,874
Net realized gain	—	—	9,987,398	—
Net change in unrealized appreciation/depreciation	—	—	(92,808,513)	—
Ending balance	600,975	$1,083,690,497	$1,004,678,034	$9,987,398

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. Prior to October 25, 2022, the Sponsor’s fee was accrued daily at an annualized rate equal to 0.15% of the net asset value of the Trust, paid monthly in arrears. For the nine months ended September 30, 2023, the amount waived was $147,290.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023	2022
Net asset value per Share, beginning of period	$19.09		$18.16		$18.10	$18.19

Net investment loss(a)	(0.00	)(b)	(0.00	)(b)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(c)	(0.42)		(1.46)		0.58	(1.48)
Net increase (decrease) in net assets from operations	(0.42)		(1.46)		0.57	(1.49)
Net asset value per Share, end of period	$18.67		$16.70		$18.67	$16.70

Total return, at net asset value(d)(e)	(2.20)%		(8.04)%		3.15%	(8.19)%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%		(0.07)%	(0.07)%
Total Expenses(f)	0.09%		0.15%		0.09%	0.15%
Total expenses after fees waived(f)	0.07%		0.07%		0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is less than $(0.005).
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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –

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

Level 3 –	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2023

The Trust’s net asset value decreased from $916,547,300 at June 30, 2023 to $864,631,164 at September 30, 2023, a 5.66% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 48,000,000 Shares at June 30, 2023 to 46,300,000 Shares at September 30, 2023, a consequence of 3,150,000 Shares (63 Baskets) being created and 4,850,000 Shares (97 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a decrease in the price of gold, which fell 2.18% from $1,912.25 at June 30, 2023 to $1,870.50 at September 30, 2023.

The 2.20% decrease in the NAV from $19.09 at June 30, 2023 to $18.67 at September 30, 2023 is directly related to the 2.18% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $159,864 for the quarter, or 0.02% of the Trust’s average weighted assets of $905,587,735 during the quarter. The NAV of $19.73 on July 20, 2023 was the highest during the quarter, compared with a low during the quarter of $18.67 on September 29, 2023.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2023 was $19,309,253, resulting from an unrealized loss on investment in gold bullion of $23,862,569 and a net investment loss of $159,864, partially offset by a net realized gain of $4,703,690 on gold distributed for the redemption of Shares and a net realized gain of $9,490 from gold bullion sold to pay expenses during the quarter. Other than the Sponsor’s fees of $159,864, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2023

The Trust’s net asset value decreased from $1,127,844,172 at December 31, 2022 to $864,631,164 at September 30, 2023, a 23.34% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 62,300,000 Shares at December 31, 2022 to 46,300,000 Shares at September 30, 2023, a consequence of 12,300,000 Shares (246 Baskets) being created and 28,300,000 Shares (566 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by an increase in the price of gold, which grew 3.21% from $1,812.35 at December 31, 2022 to $1,870.50 at September 30, 2023.

The 3.15% increase in the NAV from $18.10 at December 31, 2022 to $18.67 at September 30, 2023 is directly related to the 3.21% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $515,431 for the period, or 0.05% of the Trust’s average weighted assets of $983,746,381 during the period. The NAV of $20.46 on April 13, 2023 was the highest during the period, compared with a low during the period of $18.09 on February 24, 2023.

Net increase in net assets resulting from operations for the nine months ended September 30, 2023 was $39,073,565, resulting from an unrealized gain on investment in gold bullion of $11,248,169, a net realized gain of $28,309,527 on gold distributed for the redemption of Shares, a net realized gain of $31,300 from gold bullion sold to pay expenses during the period, partially offset by a net investment loss of $515,431. Other than the Sponsor’s fees of $515,431, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,850,000 Shares (97 Baskets) were redeemed during the quarter ended September 30, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/23 to 07/31/23	—	$—
08/01/23 to 08/31/23	4,650,000	0.0100
09/01/23 to 09/30/23	200,000	0.0100
Total	4,850,000	$0.0100

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 3, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.