Form 10-K
period 2023-12-31
iShares Gold Trust Micro
filed 2024-02-20
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the shares held by non-affiliates was approximately $916,320,000. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2024, the Registrant had 47,800,000 Shares outstanding.

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

The Trust’s net asset value grew from $1,127,844,172 at December 31, 2022 to $1,221,830,170 at December 31, 2023, the Trust’s fiscal year end. Outstanding Shares of the Trust decreased from 62,300,000 Shares outstanding at December 31, 2022 to 59,350,000 Shares outstanding at December 31, 2023.

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

Custody of the Trust’s Gold

The Custodian is responsible for safekeeping the Trust’s gold. The Custodian may keep the Trust’s gold at its vault premises in New York or London or at vaults of any subcustodian in England, the United States or Canada, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may, at its own expense and risk, use sub-custodians to discharge its obligations to the Trust. The Custodian will remain responsible to the Trust for any gold held by any sub-custodian appointed by the Custodian to the same extent as if such gold were held by the Custodian itself.

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

None of the Custodian, or its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any law or regulation, or of an act of God,or war or terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or would be subject to any civil or criminal penalty on account of, or is delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s covenants, agreements, representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the gold held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God, or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Bureau Veritas Commodities UK Ltd., acting as authorized representative of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s gold is warehoused and on December 18, 2023 issued their reports summarizing their findings. Such reports are posted by the Sponsor on the Trust’s website.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (the “LBMA Gold Price AM”) or 3:00 p.m. (London time) (the “LBMA Gold Price PM”) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China Limited, London Branch, Citibank, N.A. London Branch, Coins ’N Things Inc., DRW Investments LLC,  Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd and Toronto‑Dominion Bank and Virtu Financial Global Markets, LLC.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the year ended December 31, 2023, the amount waived was $196,195.

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

The Sponsor earned $686,580 for the year ended December 31, 2023. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences --Taxation of U.S. Shareholders.”

Deposit of Gold; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets in exchange. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Goldman Sachs & Co. LLC, JP Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules - Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non‑U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

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

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption right, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

●

large sales, including those by the official sector (governments, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected;

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

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Trust performance or the NAV. Additionally, as of the date of this report, the Trust does not expect that the removal of the new gold bars from Russia will have a material impact on the gold market or on the Trust.

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

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A public health emergency could result in an increase of the costs of the Trust and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, a public health emergency could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

The Trust relies on the information and technology systems of the Custodian, the Trustee, the Sponsor, the Authorized Participants, the listing exchange, and the Trust’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Trust.

The Trust and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Trust assets), interference with the Trust’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Trust or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Trust assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Trust inaccessible, inaccurate or incomplete. The Trust may incur substantial costs in order to resolve or prevent cyber incidents.

The Sponsor, an indirect subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2023, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

●

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

●

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi‑factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program.  BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock's Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, cybersecurity risks have not materially affected BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub‑committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On June 15, 2021, the Shares commenced trading on NYSE Arca under the ticker symbol IAUM.

Holders

As of December 31, 2023, there were approximately 71 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2023 and 2022. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

850,000 Shares (17 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/23 to 10/31/23	650,000	$0.0100
11/01/23 to 11/30/23	—	—
12/01/23 to 12/31/23	200,000	0.0100
Total	850,000	$0.0100

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee pursuant to the Trust Agreement between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems Shares only in exchange for gold, only in Baskets or integral multiples thereof, and only in transactions with Authorized Participants. A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca under the ticker symbol IAUM.

Valuation of Gold Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the gold held by the Trust using the LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM, unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Gold Price AM and LBMA Gold Price PM are used by the Trust because they are commonly used by the U.S. gold market as indicators of the value of gold and are permitted to be used under the Trust Agreement. The use of indicators of the value of gold bullion other than the LBMA Gold Price AM and LBMA Gold Price PM could result in materially different fair value pricing of the gold held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold held by the Trust and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The following chart shows the daily LBMA Gold Price, as applicable, for the period from June 15, 2021 (Date of Inception) through December 2023:

Gold Prices (June 15, 2021 (Date of Inception) - December 2023)

Results of Operations

The Year Ended December 31, 2023

The Trust’s net asset value increased from $1,127,844,172 at December 31, 2022 to $1,221,830,170 at December 31, 2023, an 8.33% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 13.80% from $1,812.35 at December 31, 2022 to $2,062.40 at December 31, 2023, partially offset by a decrease in the number of outstanding Shares, which fell from 62,300,000 at December 31, 2022 to 59,350,000 at December 31, 2023, a consequence of 26,200,000 Shares (524 Baskets) being created and 29,150,000 Shares (583 Baskets) being redeemed during the year.

The 13.76% increase in the NAV from $18.10 at December 31, 2022 to $20.59 at December 31, 2023 is directly related to the 13.80% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $686,580 for the year, or 0.07% of the Trust’s average weighted assets of $981,290,842 during the year. The NAV of $20.75 on December 28, 2023 was the highest during the year, compared with a low of $18.09 on February 24, 2023.

Net increase in net assets resulting from operations for the year ended December 31, 2023 was $137,591,766, resulting from an unrealized gain on investment in gold bullion of $109,176,583 and a net realized gain of $29,060,925, on gold bullion distributed for the redemption of Shares and a net realized gain of $40,838 from gold bullion sold to pay expenses, partially offset by a net investment loss of $686,580. Other than the Sponsor’s fees of $686,580, the Trust had no expenses during the year.

The Year Ended December 31, 2022

The Trust’s net asset value increased from $872,384,122 at December 31, 2021 to $1,127,844,172 at December 31, 2022, a 29.28% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 47,950,000 at December 31, 2021 to 62,300,000 at December 31, 2022, a consequence of 31,300,000 Shares (626 Baskets) being created and 16,950,000 Shares (339 Baskets) being redeemed during the year. The increase in the Trust’s net asset value was partially offset by a decrease in the price of gold, which fell 0.43% from $1,820.10 at December 31, 2021 to $1,812.35 at December 31, 2022.

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

The Period from June 15, 2021 (Date of Inception) to December 31, 2021

The Trust’s net asset value increased from $9,325,500 at June 15, 2021 (Date of inception) to $872,384,122 at December 31, 2021, a 9,254.82% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 500,000 at June 15, 2021 (Date of Inception) to 47,950,000 Shares at December 31, 2021, a consequence of 49,450,000 Shares (989 Baskets) being created and 2,000,000 Shares (40 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of gold, which fell 2.41% from $1,865.10 at June 15, 2021 (Date of Inception) to $1,820.10 at December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2023 and 2022.

	Three Months Ended (Unaudited)
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Expenses
Sponsor’s fee	$234,912	$222,268	$205,541	$220,054
Sponsor’s fees waived	(52,208)	(49,405)	(45,677)	(48,905)
Total Expenses	182,704	172,863	159,864	171,149
Net investment loss	(182,704)	(172,863)	(159,864)	(171,149)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	$6,996	$14,814	$9,490	$9,538
Gold bullion distributed for the redemption of Shares	14,576,410	9,029,427	4,703,690	751,398
Net realized gain	14,583,406	9,044,241	4,713,180	760,936
Net change in unrealized appreciation/depreciation on investment in gold bullion	77,200,802	(42,090,064)	(23,862,569)	97,928,414
Net realized and unrealized gain (loss)	91,784,208	(33,045,823)	(19,149,389)	98,689,350
Net increase (decrease) in net assets resulting from operations	$91,601,504	$(33,218,686)	$(19,309,253)	$98,518,201
Net increase (decrease) in net assets per Share	$1.64	$(0.66)	$(0.41)	$2.00

	Three Months Ended (Unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Expenses
Sponsor’s fee	$437,075	$435,938	$390,507	$275,750
Sponsor’s fees waived	(233,058)	(232,480)	(208,273)	(92,034)
Total Expenses	204,017	203,458	182,234	183,716
Net investment loss	(204,017)	(203,458)	(182,234)	(183,716)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	$4,816	$8,567	$(5,509)	$(10,355)
Gold bullion distributed for the redemption of Shares	3,613,498	7,090,732	(724,706)	(162,085)
Net realized gain (loss)	3,618,314	7,099,299	(730,215)	(172,440)
Net change in unrealized appreciation/depreciation on investment in gold bullion	77,556,610	(86,409,036)	(83,956,087)	86,189,072
Net realized and unrealized gain (loss)	81,174,924	(79,309,737)	(84,686,302)	86,016,632
Net increase (decrease) in net assets resulting from operations	$80,970,907	$(79,513,195)	$(84,868,536)	$85,832,916
Net increase (decrease) in net assets per Share	$1.27	$(1.29)	$(1.42)	$1.42

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2023.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 47, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 48, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 65, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 72, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Kimun Lee, 77, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2023, the Trust has incurred Sponsor’s fees of $686,580.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$64,800	$61,800
Audit-related fees(a)	263	—
Tax fees	—	—
All other fees	—	—
Total	$65,063	$61,800

(a)	Amount represents fees billed for review of the regulatory filings.

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-262546) filed by the Registrant on February 4, 2022

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1*	Executive Officer Incentive-Based Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Gold Trust Micro
Financial Statements
Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Statements of Assets and Liabilities at December 31, 2023 and 2022	F-4

Statements of Operations for the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021	F-5

Statements of Changes in Net Assets for the years ended December 31, 2023, 2022 and and the period from June 15, 2021 (Date of Inception) to December 31, 2021	F-6

Statements of Cash Flows for the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021	F-7

Schedules of Investments at December 31, 2023 and 2022	F-8

Notes to Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Gold Trust Micro

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Gold Trust Micro (the “Trust”) as of December 31, 2023 and 2022, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023 and the period June 15, 2021 (date of inception) to December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2023 and the period June 15, 2021 (date of inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

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

February 16, 2024

We have served as the Trust’s auditor since 2021.

iShares® Gold Trust Micro

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31,
	2023	2022
Assets
Investment in gold bullion, at fair value(a)	$1,221,895,792	$1,127,908,719
Total Assets	1,221,895,792	1,127,908,719

Liabilities
Sponsor’s fees payable	65,622	64,547
Total Liabilities	65,622	64,547

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,221,830,170	$1,127,844,172

Shares issued and outstanding(b)	59,350,000	62,300,000
Net asset value per Share (Note 2C)	$20.59	$18.10

(a)	Cost of investment in gold bullion: $1,105,542,600 and $1,120,732,110, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations

For the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021

	Years Ended December 31,		Period from June 15, 2021 (Date of Inception) to December 31,
	2023	2022	2021
Expenses
Sponsor’s fees	$882,775	$1,539,270	$499,193
Sponsor’s fees waiver	(196,195)	(765,845)	(266,088)
Total expenses	686,580	773,425	233,105
Net investment loss	(686,580)	(773,425)	(233,105)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	40,838	(2,481)	(392)
Gold bullion distributed for the redemption of Shares	29,060,925	9,817,439	101,713
Net realized gain	29,101,763	9,814,958	101,321
Net change in unrealized appreciation/depreciation	109,176,583	(6,619,441)	13,796,050
Net realized and unrealized gain	138,278,346	3,195,517	13,897,371

Net increase in net assets resulting from operations	137,591,766	2,422,092	13,664,266

Net increase in net assets per Share(a)	$2.72	$0.04	$0.40

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021

	Years Ended December 31,		Period from June 15, 2021 (Date of Inception) to December 31,
	2023	2022	2021
Net Assets, Beginning of Period	$1,127,844,172	$872,384,122	$9,325,500

Operations:
Net investment loss	(686,580)	(773,425)	(233,105)
Net realized gain	29,101,763	9,814,958	101,321
Net change in unrealized appreciation/depreciation	109,176,583	(6,619,441)	13,796,050
Net increase in net assets resulting from operations	137,591,766	2,422,092	13,664,266

Capital Share Transactions:
Contributions for Shares issued	513,224,828	568,682,673	885,306,489
Distributions for Shares redeemed	(556,830,596)	(315,644,715)	(35,912,133)
Net increase (decrease) in net assets from capital share transactions	(43,605,768)	253,037,958	849,394,356

Increase in net assets	93,985,998	255,460,050	863,058,622

Net Assets, End of Period	$1,221,830,170	$1,127,844,172	$872,384,122

Shares issued and redeemed
Shares issued	26,200,000	31,300,000	49,450,000
Shares redeemed	(29,150,000)	(16,950,000)	(2,000,000)
Net increase (decrease) in Shares issued and outstanding	(2,950,000)	14,350,000	47,450,000

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021

	Years Ended December 31,		June 15, 2021 (Date of Inception) to December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$685,505	$758,873	$183,110
Expenses – Sponsor’s fees paid	(685,505)	(758,873)	(183,110)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$137,591,766	$2,422,092	$13,664,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	685,505	758,873	183,110
Net realized (gain)	(29,101,763)	(9,814,958)	(101,321)
Net change in unrealized appreciation/depreciation	(109,176,583)	6,619,441	(13,796,050)
Change in operating assets and liabilities:
Sponsor’s fees payable	1,075	14,552	49,995
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$513,224,828	$568,682,673	$885,306,489
Gold bullion distributed for Shares redeemed	$(556,830,596)	$(315,644,715)	$(35,912,133)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments

At December 31, 2023 and 2022

December 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	592,464	$1,105,542,600	$1,221,895,792

Total Investments – 100.01%			1,221,895,792
Less Liabilities – (0.01)%			(65,622)
Net Assets – 100.00%			$1,221,830,170

December 31, 2022

Description	Ounces	Cost	Fair Value
Gold bullion	622,347	$1,120,732,110	$1,127,908,719

Total Investments – 100.01%			1,127,908,719
Less Liabilities – (0.01)%			(64,547)
Net Assets – 100.00%			$1,127,844,172

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements

December 31, 2023

1 - Organization

The Gold Trust Micro (the “Trust”) was organized on June 15, 2021 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of January 31, 2022. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

The following tables summarize activity in gold bullion for the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021:

Year Ended December 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	261,592	513,224,828	513,224,828	—
Gold bullion distributed	(291,121)	(527,769,671)	(556,830,596)	29,060,925
Gold bullion sold to pay expenses	(354)	(644,667)	(685,505)	40,838
Net realized gain	—	—	29,101,763	—
Net change in unrealized appreciation/depreciation	—	—	109,176,583	—
Ending balance	592,464	$1,105,542,600	$1,221,895,792	$29,101,763

Year Ended December 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,334	$858,638,067	$872,434,117	$—
Gold bullion contributed	312,815	568,682,673	568,682,673	—
Gold bullion distributed	(169,380)	(305,827,276)	(315,644,715)	9,817,439
Gold bullion sold to pay expenses	(422)	(761,354)	(758,873)	(2,481)
Net realized gain	—	—	9,814,958	—
Net change in unrealized appreciation/depreciation	—	—	(6,619,441)	—
Ending balance	622,347	$1,120,732,110	$1,127,908,719	$9,814,958

Period from June 15, 2021 (Date of Inception) to December 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	5,000	$9,325,500	$9,325,500	$—
Gold bullion contributed	494,428	885,306,489	885,306,489	—
Gold bullion distributed	(19,992)	(35,810,420)	(35,912,133)	101,713
Gold bullion sold to pay expenses	(102)	(183,502)	(183,110)	(392)
Net realized gain	—	—	101,321	—
Net change in unrealized appreciation/depreciation	—	—	13,796,050	—
Ending balance	479,334	$858,638,067	$872,434,117	$101,321

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021:

	December 31,
	2023		2022		2021(a)(b)
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	26,200,000	$513,224,828	31,300,000	$568,682,673	49,450,000	$885,306,489
Shares redeemed	(29,150,000)	(556,830,596)	(16,950,000)	(315,644,715)	(2,000,000)	(35,912,133)
Net increase (decrease)	(2,950,000)	$(43,605,768)	14,350,000	$253,037,958	47,450,000	$849,394,356

(a)	Period from June 15, 2021 (date of inception) to December 31, 2021.
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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the year ended December 31, 2023, the amount waived was $196,195.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2023, 2022 and the period from June 15, 2021 (Date of Inception) to December 31, 2021.

	Year ended December 31,		June 15, 2021 (Date of Inception) to December 31,
	2023	2022	2021
Net asset value per Share, beginning of period	$18.10	$18.19	$18.65

Net investment loss(a)	(0.01)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	2.50	(0.08)	(0.45)
Net increase (decrease) in net assets from operations	2.49	(0.09)	(0.46)
Net asset value per Share, end of period	$20.59	$18.10	$18.19

Total return, at net asset value(c)	13.76%	(0.49)%	(2.47	)%(d)

Ratio to average net assets:
Net investment loss	(0.07)%	(0.07)%	(0.07	)%(e)
Total expenses	0.09%	0.14%	0.15	%(e)
Total expenses after fees waived	0.07%	0.07%	0.07	%(e)

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2023 and December 31, 2022, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Gold Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 16, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 16, 2024

/s/ Philip Jensen

Philip Jensen
Director

Date:	February 16, 2024

/s/ Peter Landini

Peter Landini
Director

Date:	February 16, 2024

/s/ Kimun Lee

Kimun Lee
Director

Date:	February 16, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.