Form 10-Q
period 2024-03-31
iShares Gold Trust Micro
filed 2024-05-08
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, the Registrant had 49,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Investment in gold bullion, at fair value(a)	$1,094,004,243	$1,221,895,792
Total Assets	1,094,004,243	1,221,895,792

Liabilities
Sponsor’s fees payable	62,627	65,622
Total Liabilities	62,627	65,622

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,093,941,616	$1,221,830,170

Shares issued and outstanding(b)	49,500,000	59,350,000
Net asset value per Share (Note 2C)	$22.10	$20.59

(a)	Cost of investment in gold bullion: $927,507,740 and $1,105,542,600, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Expenses
Sponsor’s fees	$225,112	$234,912
Sponsor’s fees waiver	(50,054)	(52,208)
Total expenses	175,058	182,704
Net investment loss	(175,058)	(182,704)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	16,037	6,996
Gold bullion distributed for the redemption of Shares	24,829,432	14,576,410
Net realized gain	24,845,469	14,583,406
Net change in unrealized appreciation/depreciation	50,143,311	77,200,802
Net realized and unrealized gain	74,988,780	91,784,208

Net increase in net assets resulting from operations	$74,813,722	$91,601,504

Net increase in net assets per Share(a)	$1.54	$1.64

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024

Three Months Ended March 31, 2024
Net Assets at December 31, 2023	$1,221,830,170

Operations:
Net investment loss	(175,058)
Net realized gain	24,845,469
Net change in unrealized appreciation/depreciation	50,143,311
Net increase in net assets resulting from operations	74,813,722

Capital Share Transactions:
Contributions for Shares issued	57,094,808
Distributions for Shares redeemed	(259,797,084)
Net decrease in net assets from capital share transactions	(202,702,276)

Decrease in net assets	(127,888,554)

Net Assets at March 31, 2024	$1,093,941,616

Shares issued and redeemed
Shares issued	2,750,000
Shares redeemed	(12,600,000)
Net decrease in Shares issued and outstanding	(9,850,000)

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$178,053	$190,032
Expenses – Sponsor’s fees paid	(178,053)	(190,032)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$74,813,722	$91,601,504
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	178,053	190,032
Net realized (gain) loss	(24,845,469)	(14,583,406)
Net change in unrealized appreciation/depreciation	(50,143,311)	(77,200,802)
Change in operating assets and liabilities:
Sponsor’s fees payable	(2,995)	(7,328)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$57,094,808	$75,395,013
Gold bullion distributed for Shares redeemed	$(259,797,084)	$(330,968,439)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At March 31, 2024 and December 31, 2023

March 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	494,052	$927,507,740	$1,094,004,243

Total Investments – 100.01%			1,094,004,243
Less Liabilities – (0.01)%			(62,627)
Net Assets – 100.00%			$1,093,941,616

December 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	592,464	$1,105,542,600	$1,221,895,792

Total Investments – 100.01%			1,221,895,792
Less Liabilities – (0.01)%			(65,622)
Net Assets – 100.00%			$1,221,830,170

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

March 31, 2024

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	592,464	$1,105,542,600	$1,221,895,792	$—
Gold bullion contributed	27,448	57,094,808	57,094,808	—
Gold bullion distributed	(125,773)	(234,967,652)	(259,797,084)	24,829,432
Gold bullion sold to pay expenses	(87)	(162,016)	(178,053)	16,037
Net realized gain	—	—	24,845,469	—
Net change in unrealized appreciation/depreciation	—	—	50,143,311	—
Ending balance	494,052	$927,507,740	$1,094,004,243	$24,845,469

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	39,953	75,395,013	75,395,013	—
Gold bullion distributed	(175,291)	(316,392,029)	(330,968,439)	14,576,410
Gold bullion sold to pay expenses	(102)	(183,036)	(190,032)	6,996
Net realized gain	—	—	14,583,406	—
Net change in unrealized appreciation/depreciation	—	—	77,200,802	—
Ending balance	486,907	$879,552,058	$963,929,469	$14,583,406

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the period ended March 31, 2024, the amount waived was $50,054.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023
Net asset value per Share, beginning of period	$20.59		$18.10

Net investment loss(a)	(0.00	)(b)	(0.00	)(b)
Net realized and unrealized gain(c)	1.51		1.67
Net increase in net assets from operations	1.51		1.67
Net asset value per Share, end of period	$22.10		$19.77

Total return, at net asset value(d)(e)	7.33%		9.23%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%
Total expenses(f)	0.09%		0.09%
Total expenses after fees waived(f)	0.07%		0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At March 31, 2024 and December 31, 2023, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value decreased from $1,221,830,170 at December 31, 2023 to $1,093,941,616 at March 31, 2024, a 10.47% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 59,350,000 Shares at December 31, 2023 to 49,500,000 Shares at March 31, 2024, a consequence of 2,750,000 Shares (55 Baskets) being created and 12,600,000 Shares (252 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by an increase in the price of gold, which grew 7.37% from $2,062.40 at December 31, 2023 to $2,214.35 at March 31, 2024.

The 7.33% increase in the NAV from $20.59 at December 31, 2023 to $22.10 at March 31, 2024 is directly related to the 7.37% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $175,058 for the quarter, or 0.02% of the Trust's average weighted assets of $1,005,170,110 during the quarter. The NAV of $22.10 on March 28, 2024 was the highest during the quarter, compared with a low during the quarter of $19.81 on February 14, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $74,813,722 resulting from an unrealized gain on investment in gold bullion of $50,143,311, a net realized gain of $24,829,432 on gold distributed for the redemption of Shares, and a net realized gain of $16,037 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $175,058. Other than the Sponsor’s fees of $175,058, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 12,600,000 Shares (252 Baskets) were redeemed during the quarter ended March 31, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/24 to 01/31/24	12,600,000	$0.0100
02/01/24 to 02/29/24	—	—
03/01/24 to 03/31/24	—	—
Total	12,600,000	$0.0100

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
Sponsor of the iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 8, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.