Form 10-Q
period 2024-09-30
iShares Gold Trust Micro
filed 2024-11-07
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, the Registrant had 54,650,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Investment in gold bullion, at fair value(a)	$1,451,073,250	$1,221,895,792
Total Assets	1,451,073,250	1,221,895,792

Liabilities
Sponsor’s fees payable	81,633	65,622
Total Liabilities	81,633	65,622

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$1,450,991,617	$1,221,830,170

Shares issued and outstanding(b)	55,300,000	59,350,000
Net asset value per Share (Note 2C)	$26.24	$20.59

(a)	Cost of investment in gold bullion: $1,079,058,547 and $1,105,542,600, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fees	$301,635	$205,541	$788,073	$662,721
Sponsor’s fees waiver	(67,034)	(45,677)	(175,158)	(147,290)
Total expenses	234,601	159,864	612,915	515,431
Net investment loss	(234,601)	(159,864)	(612,915)	(515,431)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	44,801	9,490	96,149	31,300
Gold bullion distributed for the redemption of Shares	4,724,615	4,703,690	38,693,737	28,309,527
Net realized gain	4,769,416	4,713,180	38,789,886	28,340,827
Net change in unrealized appreciation/depreciation	156,618,421	(23,862,569)	255,661,511	11,248,169
Net realized and unrealized gain (loss)	161,387,837	(19,149,389)	294,451,397	39,588,996

Net increase (decrease) in net assets resulting from operations	$161,153,236	$(19,309,253)	$293,838,482	$39,073,565

Net increase (decrease) in net assets per Share(a)	$2.98	$(0.41)	$5.77	$0.77

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2024

Nine Months Ended September 30, 2024
Net Assets at December 31, 2023	$1,221,830,170

Operations:
Net investment loss	(175,058)
Net realized gain	24,845,469
Net change in unrealized appreciation/depreciation	50,143,311
Net increase in net assets resulting from operations	74,813,722

Capital Share Transactions:
Contributions for Shares issued	57,094,808
Distributions for Shares redeemed	(259,797,084)
Net decrease in net assets from capital share transactions	(202,702,276)

Decrease in net assets	(127,888,554)

Net Assets at March 31, 2024	$1,093,941,616

Operations:
Net investment loss	(203,256)
Net realized gain	9,175,001
Net change in unrealized appreciation/depreciation	48,899,779
Net increase in net assets resulting from operations	57,871,524

Capital Share Transactions:
Contributions for Shares issued	94,420,090
Distributions for Shares redeemed	(44,906,237)
Net increase in net assets from capital share transactions	49,513,853

Increase in net assets	107,385,377

Net Assets at June 30, 2024	$1,201,326,993

Operations:
Net investment loss	(234,601)
Net realized gain	4,769,416
Net change in unrealized appreciation/depreciation	156,618,421
Net increase in net assets resulting from operations	161,153,236

Capital Share Transactions:
Contributions for Shares issued	108,832,468
Distributions for Shares redeemed	(20,321,080)
Net increase in net assets from capital share transactions	88,511,388

Increase in net assets	249,664,624

Net Assets at September 30, 2024	$1,450,991,617

Shares issued and redeemed
Shares issued	11,250,000
Shares redeemed	(15,300,000)
Net decrease in Shares issued and outstanding	(4,050,000)

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$596,904	$528,817
Expenses – Sponsor’s fees paid	(596,904)	(528,817)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$293,838,482	$39,073,565
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	596,904	528,817
Net realized (gain) loss	(38,789,886)	(28,340,827)
Net change in unrealized appreciation/depreciation	(255,661,511)	(11,248,169)
Change in operating assets and liabilities:
Sponsor’s fees payable	16,011	(13,386)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$260,347,366	$238,246,300
Gold bullion distributed for Shares redeemed	$(325,024,401)	$(540,532,873)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At September 30, 2024 and December 31, 2023

September 30, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	551,749	$1,079,058,547	$1,451,073,250

Total Investments – 100.01%			1,451,073,250
Less Liabilities – (0.01)%			(81,633)
Net Assets – 100.00%			$1,450,991,617

December 31, 2023

Description	Ounces	Cost	Fair Value
Gold bullion	592,464	$1,105,542,600	$1,221,895,792

Total Investments – 100.01%			1,221,895,792
Less Liabilities – (0.01)%			(65,622)
Net Assets – 100.00%			$1,221,830,170

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

September 30, 2024

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	515,421	$985,998,676	$1,201,394,958	$—
Gold bullion contributed	44,401	108,832,468	108,832,468	—
Gold bullion distributed	(7,982)	(15,596,465)	(20,321,080)	4,724,615
Gold bullion sold to pay expenses	(91)	(176,132)	(220,933)	44,801
Net realized gain	—	—	4,769,416	—
Net change in unrealized appreciation/depreciation	—	—	156,618,421	—
Ending balance	551,749	$1,079,058,547	$1,451,073,250	$4,769,416

Three Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,333	$874,314,966	$916,602,313	$—
Gold bullion contributed	31,451	60,575,037	60,575,037	—
Gold bullion distributed	(48,426)	(88,478,230)	(93,181,920)	4,703,690
Gold bullion sold to pay expenses	(84)	(154,226)	(163,716)	9,490
Net realized gain	—	—	4,713,180	—
Net change in unrealized appreciation/depreciation	—	—	(23,862,569)	—
Ending balance	462,274	$846,257,547	$864,682,325	$4,713,180

The following tables summarize activity in gold bullion for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	592,464	$1,105,542,600	$1,221,895,792	$—
Gold bullion contributed	112,266	260,347,366	260,347,366	—
Gold bullion distributed	(152,717)	(286,330,664)	(325,024,401)	38,693,737
Gold bullion sold to pay expenses	(264)	(500,755)	(596,904)	96,149
Net realized gain	—	—	38,789,886	—
Net change in unrealized appreciation/depreciation	—	—	255,661,511	—
Ending balance	551,749	$1,079,058,547	$1,451,073,250	$38,789,886

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	122,836	238,246,300	238,246,300	—
Gold bullion distributed	(282,635)	(512,223,346)	(540,532,873)	28,309,527
Gold bullion sold to pay expenses	(274)	(497,517)	(528,817)	31,300
Net realized gain	—	—	28,340,827	—
Net change in unrealized appreciation/depreciation	—	—	11,248,169	—
Ending balance	462,274	$846,257,547	$864,682,325	$28,340,827

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the nine months ended September 30, 2024, the amount waived was $175,158.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024	2023
Net asset value per Share, beginning of period	$23.26		$19.09		$20.59	$18.10
Net investment loss(a)	(0.00	)(b)	(0.00	)(b)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(c)	2.98		(0.42)		5.66	0.58
Net increase (decrease) in net assets from operations	2.98		(0.42)		5.65	0.57
Net asset value per Share, end of period	$26.24		$18.67		$26.24	$18.67

Total return, at net asset value(d)(e)	12.81%		(2.20)%		27.44%	3.15%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%		(0.07)%	(0.07)%
Total expenses(f)	0.09%		0.09%		0.09%	0.09%
Total expenses after fees waived	0.07%		0.07%		0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At September 30, 2024 and December 31, 2023, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value increased from $1,201,326,993 at June 30, 2024 to $1,450,991,617 at September 30, 2024, a 20.78% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 12.83% from $2,330.90 at June 30, 2024 to $2,629.95 at September 30, 2024. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 51,650,000 Shares at June 30, 2024 to 55,300,000 Shares at September 30, 2024, a consequence of 4,450,000 Shares (89 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the quarter.

The 12.81% increase in the NAV from $23.26 at June 30, 2024 to $26.24 at September 30, 2024 is directly related to the 12.83% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $234,601 for the quarter, or 0.02% of the Trust’s average weighted assets of $1,336,096,237 during the quarter. The NAV of $26.58 on September 26, 2024 was the highest during the quarter, compared with a low during the quarter of $23.24 on July 1, 2024.

Net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $161,153,236 resulting from an unrealized gain on investment in gold bullion of $156,618,421, a net realized gain of $4,724,615 on gold bullion distributed for the redemption of Shares, and a net realized gain of $44,801 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $234,601. Other than the Sponsor’s fees of $234,601, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2024

The Trust’s net asset value increased from $1,221,830,170 at December 31, 2023 to $1,450,991,617 at September 30, 2024, a 18.76% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of gold, which grew 27.52% from $2,062.40 at December 31, 2023 to $2,629.95 at September 30, 2024. The increase in the Trust’s net asset value was partially offset by a decrease in the number of outstanding Shares, which fell from 59,350,000 Shares at December 31, 2023 to 55,300,000 Shares at September 30, 2024, a consequence of 11,250,000 Shares (225 Baskets) being created and 15,300,000 Shares (306 Baskets) being redeemed during the period.

The 27.44% increase in the NAV from $20.59 at December 31, 2023 to $26.24 at September 30, 2024 is directly related to the 27.52% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $612,915 for the period, or 0.05% of the Trust’s average weighted assets of $1,170,686,108 during the period. The NAV of $26.58 on September 26, 2024 was the highest during the period, compared with a low during the period of $19.81 on February 14, 2024.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $293,838,482, resulting from an unrealized gain on investment in gold bullion of $255,661,511, a net realized gain of $38,693,737 on gold bullion distributed for the redemption of Shares, and a net realized gain of $96,149 from gold bullion sold to pay expenses during the period, partially offset by a net investment loss of $612,915. Other than the Sponsor’s fees of $612,915, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 800,000 Shares (16 Baskets) were redeemed during the quarter ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
07/01/24 to 07/31/24	—	$—
08/01/24 to 08/31/24	—	—
09/01/24 to 09/30/24	800,000	0.0100
Total	800,000	$0.0100

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

Date: November 7, 2024

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer) Date: November 7, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.