Form 10-Q
period 2025-03-31
iShares Gold Trust Micro
filed 2025-05-07
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the Registrant had 80,150,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Investment in gold bullion, at fair value(a)	$2,140,712,819	$1,359,548,424
Total Assets	2,140,712,819	1,359,548,424

Liabilities
Sponsor’s fees payable	112,997	81,542
Total Liabilities	112,997	81,542

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$2,140,599,822	$1,359,466,882

Shares issued and outstanding(b)	68,900,000	52,200,000
Net asset value per Share (Note 2C)	$31.07	$26.04

(a)	Cost of investment in gold bullion: $1,574,416,987 and $1,038,334,101, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Expenses
Sponsor’s fees	$363,705	$225,112
Sponsor’s fees waived	(80,785)	(50,054)
Total expenses	282,920	175,058
Net investment loss	(282,920)	(175,058)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	64,203	16,037
Gold bullion distributed for the redemption of Shares	45,378,477	24,829,432
Net realized gain	45,442,680	24,845,469
Net change in unrealized appreciation/depreciation	245,081,509	50,143,311
Net realized and unrealized gain	290,524,189	74,988,780

Net increase in net assets resulting from operations	$290,241,269	$74,813,722

Net increase in net assets per Share(a)	$5.04	$1.54

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Net Assets at December 31, 2024	$1,359,466,882

Operations:
Net investment loss	(282,920)
Net realized gain	45,442,680
Net change in unrealized appreciation/depreciation	245,081,509
Net increase in net assets resulting from operations	290,241,269

Capital Share Transactions:
Contributions for Shares issued	662,331,197
Distributions for Shares redeemed	(171,439,526)
Net increase in net assets from capital share transactions	490,891,671

Increase in net assets	781,132,940

Net Assets at March 31, 2025	$2,140,599,822

Shares issued and redeemed
Shares issued	22,750,000
Shares redeemed	(6,050,000)
Net increase in Shares issued and outstanding	16,700,000

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$251,465	$178,053
Expenses – Sponsor’s fees paid	(251,465)	(178,053)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$290,241,269	$74,813,722
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	251,465	178,053
Net realized (gain) loss	(45,442,680)	(24,845,469)
Net change in unrealized appreciation/depreciation	(245,081,509)	(50,143,311)
Change in operating assets and liabilities:
Sponsor’s fees payable	31,455	(2,995)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$662,331,197	$57,094,808
Gold bullion distributed for Shares redeemed	$(171,439,526)	$(259,797,084)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At March 31, 2025 and December 31, 2024

March 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	687,205	$1,574,416,987	$2,140,712,819

Total Investments — 100.01%			2,140,712,819
Less Liabilities — (0.01)%			(112,997)
Net Assets — 100.00%			$2,140,599,822

December 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	520,730	$1,038,334,101	$1,359,548,424

Total Investments — 100.01%			1,359,548,424
Less Liabilities — (0.01)%			(81,542)
Net Assets — 100.00%			$1,359,466,882

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

March 31, 2025

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	520,730	$1,038,334,101	$1,359,548,424	$—
Gold bullion contributed	226,910	662,331,197	662,331,197	—
Gold bullion distributed	(60,345)	(126,061,049)	(171,439,526)	45,378,477
Gold bullion sold to pay expenses	(90)	(187,262)	(251,465)	64,203
Net realized gain	—	—	45,442,680	—
Net change in unrealized appreciation/depreciation	—	—	245,081,509	—
Ending balance	687,205	$1,574,416,987	$2,140,712,819	$45,442,680

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	592,464	$1,105,542,600	$1,221,895,792	$—
Gold bullion contributed	27,448	57,094,808	57,094,808	—
Gold bullion distributed	(125,773)	(234,967,652)	(259,797,084)	24,829,432
Gold bullion sold to pay expenses	(87)	(162,016)	(178,053)	16,037
Net realized gain	—	—	24,845,469	—
Net change in unrealized appreciation/depreciation	—	—	50,143,311	—
Ending balance	494,052	$927,507,740	$1,094,004,243	$24,845,469

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

F.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3 -	Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the three months ended March 31, 2025, the amount waived was $80,785.

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

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future potential claims that may be made against the Trust that have not yet occurred.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
Net asset value per Share, beginning of period	$26.04		$20.59

Net investment loss(a)	(0.00	)(b)	(0.00	)(b)
Net realized and unrealized gain(c)	5.03		1.51
Net increase in net assets from operations	5.03		1.51
Net asset value per Share, end of period	$31.07		$22.10

Total return, at net asset value(d)(e)	19.32%		7.33%

Ratio to average net assets:
Net investment loss(f)	(0.07)%		(0.07)%
Total expenses(f)	0.09%		0.09%
Total expenses after fees waived(f)	0.07%		0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At March 31, 2025 and December 31, 2024, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value increased from $1,359,466,882 at December 31, 2024 to $2,140,599,822 at March 31, 2025, a 57.46% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 52,200,000 Shares at December 31, 2024 to 68,900,000 Shares at March 31, 2025, a consequence of 22,750,000 Shares (455 Baskets) being created and 6,050,000 Shares (121 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefitted from an increase in the price of gold, which grew 19.31% from $2,610.85 at December 31, 2024 to $3,115.10 at March 31, 2025.

The 19.32% increase in the NAV from $26.04 at December 31, 2024 to $31.07 at March 31, 2025 is directly related to the 19.31% increase in the price of gold.

The NAV moved in line with the price of gold on a percentage basis. The Sponsor’s fees were $282,920 for the quarter, or 0.02% of the Trust’s average weighted assets of $1,638,143,764 during the quarter. The NAV of $31.07 on March 31, 2025 was the highest during the quarter, compared with a low during the quarter of $26.27 on January 6, 2025.

Net increase in net assets resulting from operations for the quarter ended March 31, 2025 was $290,241,269, resulting from an unrealized gain on investment in gold bullion of $245,081,509, a net realized gain of $45,378,477 on gold bullion distributed for the redemption of Shares, and a net realized gain of $64,203 from gold bullion sold to pay expenses during the quarter, partially offset by a net investment loss of $282,920. Other than the Sponsor’s fees of $282,920, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 6,050,000 Shares (121 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/25 to 01/31/25	550,000	$0.0100
02/01/25 to 02/28/25	5,500,000	0.0100
03/01/25 to 03/31/25	—	—
Total	6,050,000	$0.0100

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

Date: May 7, 2025

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer)

Date: May 7, 2025

*  The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.