Form 10-Q
period 2025-09-30
iShares Gold Trust Micro
filed 2025-11-06
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the Registrant had 133,950,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Investment in gold bullion, at fair value(a)	$4,721,754,380	$1,359,548,424
Total Assets	4,721,754,380	1,359,548,424

Liabilities
Sponsor’s fees payable	237,152	81,542
Total Liabilities	237,152	81,542

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,721,517,228	$1,359,466,882

Shares issued and outstanding(b)	123,800,000	52,200,000
Net asset value per Share (Note 2C)	$38.14	$26.04

(a)	Cost of investment in gold bullion: $3,481,341,702 and $1,038,334,101, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor’s fees	$806,167	$301,635	$1,762,448	$788,073
Sponsor’s fees waived	(179,165)	(67,034)	(391,688)	(175,158)
Total expenses	627,002	234,601	1,370,760	612,915
Net investment loss	(627,002)	(234,601)	(1,370,760)	(612,915)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	128,990	44,801	296,740	96,149
Gold bullion distributed for the redemption of Shares	—	4,724,615	56,218,552	38,693,737
Net realized gain	128,990	4,769,416	56,515,292	38,789,886
Net change in unrealized appreciation/depreciation	576,735,029	156,618,421	919,198,355	255,661,511
Net realized and unrealized gain	576,864,019	161,387,837	975,713,647	294,451,397

Net increase in net assets resulting from operations	$576,237,017	$161,153,236	$974,342,887	$293,838,482

Net increase in net assets per Share(a)	$5.57	$2.98	$12.06	$5.77

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$1,359,466,882

Operations:
Net investment loss	(282,920)
Net realized gain	45,442,680
Net change in unrealized appreciation/depreciation	245,081,509
Net increase in net assets resulting from operations	290,241,269

Capital Share Transactions:
Contributions for Shares issued	662,331,197
Distributions for Shares redeemed	(171,439,526)
Net increase in net assets from capital share transactions	490,891,671

Increase in net assets	781,132,940

Net Assets at March 31, 2025	$2,140,599,822

Operations:
Net investment loss	(460,838)
Net realized gain	10,943,622
Net change in unrealized appreciation/depreciation	97,381,817
Net increase in net assets resulting from operations	107,864,601

Capital Share Transactions:
Contributions for Shares issued	835,199,083
Distributions for Shares redeemed	(43,182,134)
Net increase in net assets from capital share transactions	792,016,949

Increase in net assets	899,881,550

Net Assets at June 30, 2025	$3,040,481,372

Operations:
Net investment loss	(627,002)
Net realized gain	128,990
Net change in unrealized appreciation/depreciation	576,735,029
Net increase in net assets resulting from operations	576,237,017

Capital Share Transactions:
Contributions for Shares issued	1,104,798,839
Distributions for Shares redeemed	—
Net increase in net assets from capital share transactions	1,104,798,839

Increase in net assets	1,681,035,856

Net Assets at September 30, 2025	$4,721,517,228

Shares issued and redeemed
Shares issued	79,050,000
Shares redeemed	(7,450,000)
Net increase in Shares issued and outstanding	71,600,000

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$1,215,150	$596,904
Expenses – Sponsor’s fees paid	(1,215,150)	(596,904)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$974,342,887	$293,838,482
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	1,215,150	596,904
Net realized (gain) loss	(56,515,292)	(38,789,886)
Net change in unrealized appreciation/depreciation	(919,198,355)	(255,661,511)
Change in operating assets and liabilities:
Sponsor’s fees payable	155,610	16,011
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,602,329,119	$260,347,366
Gold bullion distributed for Shares redeemed	$(214,621,660)	$(325,024,401)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At September 30, 2025 and December 31, 2024

September 30, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	1,234,349	$3,481,341,702	$4,721,754,380

Total Investments – 100.01%			4,721,754,380
Less Liabilities – (0.01)%			(237,152)
Net Assets – 100.00%			$4,721,517,228

December 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	520,730	$1,038,334,101	$1,359,548,424

Total Investments – 100.01%			1,359,548,424
Less Liabilities – (0.01)%			(81,542)
Net Assets – 100.00%			$1,359,466,882

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

September 30, 2025

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	924,926	$2,376,971,424	$3,040,649,073	$—
Gold bullion contributed	309,586	1,104,798,839	1,104,798,839	—
Gold bullion distributed	—	—	—	—
Gold bullion sold to pay expenses	(163)	(428,561)	(557,551)	128,990
Net realized gain	—	—	128,990	—
Net change in unrealized appreciation/depreciation	—	—	576,735,029	—
Ending balance	1,234,349	$3,481,341,702	$4,721,754,380	$128,990

Three Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	515,421	$985,998,676	$1,201,394,958	$—
Gold bullion contributed	44,401	108,832,468	108,832,468	—
Gold bullion distributed	(7,982)	(15,596,465)	(20,321,080)	4,724,615
Gold bullion sold to pay expenses	(91)	(176,132)	(220,933)	44,801
Net realized gain	—	—	4,769,416	—
Net change in unrealized appreciation/depreciation	—	—	156,618,421	—
Ending balance	551,749	$1,079,058,547	$1,451,073,250	$4,769,416

The following tables summarize activity in gold bullion for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	520,730	$1,038,334,101	$1,359,548,424	$—
Gold bullion contributed	788,305	2,602,329,119	2,602,329,119	—
Gold bullion distributed	(74,307)	(158,403,108)	(214,621,660)	56,218,552
Gold bullion sold to pay expenses	(379)	(918,410)	(1,215,150)	296,740
Net realized gain	—	—	56,515,292	—
Net change in unrealized appreciation/depreciation	—	—	919,198,355	—
Ending balance	1,234,349	$3,481,341,702	$4,721,754,380	$56,515,292

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	592,464	$1,105,542,600	$1,221,895,792	$—
Gold bullion contributed	112,266	260,347,366	260,347,366	—
Gold bullion distributed	(152,717)	(286,330,664)	(325,024,401)	38,693,737
Gold bullion sold to pay expenses	(264)	(500,755)	(596,904)	96,149
Net realized gain	—	—	38,789,886	—
Net change in unrealized appreciation/depreciation	—	—	255,661,511	—
Ending balance	551,749	$1,079,058,547	$1,451,073,250	$38,789,886

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the nine months ended September 30, 2025, the amount waived was $391,688.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Net asset value per Share, beginning of period	$32.78	$23.26		$26.04	$20.59

Net investment loss(a)	(0.01)	(0.00	) (b)	(0.02)	(0.01)
Net realized and unrealized gain(c)	5.37	2.98		12.12	5.66
Net increase in net assets from operations	5.36	2.98		12.10	5.65
Net asset value per Share, end of period	$38.14	$26.24		$38.14	$26.24

Total return, at net asset value(d)(e)	16.35%	12.81%		46.47%	27.44%

Ratio to average net assets:
Net investment loss(f)	(0.07)%	(0.07)%		(0.07)%	(0.07)%
Total expenses(f)	0.09%	0.09%		0.09%	0.09%
Total expenses after fees waived(f)	0.07%	0.07%		0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At September 30, 2025 and December 31, 2024, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $3,040,481,372 at June 30, 2025 to $4,721,517,228 at September 30, 2025, a 55.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 92,750,000 Shares at June 30, 2025 to 123,800,000 Shares at September 30, 2025, a consequence of 31,050,000 Shares (621 Baskets) being created during the quarter. The increase in the Trust’s net asset value also benefitted from an increase in the price of gold, which rose 16.36% from $3,287.45 at June 30, 2025 to $3,825.30 at September 30, 2025.

The 16.35% increase in the NAV from $32.78 at June 30, 2025 to $38.14 at September 30, 2025 is directly related to the 16.36% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $627,002 for the quarter, or 0.02% of the Trust’s average weighted assets of $3,554,078,804 during the quarter. The NAV of $38.15 on September 29, 2025 was the highest during the quarter, compared with a low during the quarter of $32.89 on July 31, 2025.

The net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $576,237,017, resulting from a net realized gain of $128,990 from gold bullion sold to pay expenses and an unrealized gain on investment in gold bullion of $576,735,029 partially offset by a net investment loss of $627,002. Other than the Sponsor’s fees of $627,002, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s net asset value increased from $1,359,466,882 at December 31, 2024 to $4,721,517,228 at September 30, 2025, a 247.31% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 52,200,000 Shares at December 31, 2024 to 123,800,000 Shares at September 30, 2025, a consequence of 79,050,000 Shares (1,581 Baskets) being created and 7,450,000 Shares (149 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefitted from an increase in the price of gold, which rose 46.52% from $2,610.85 at December 31, 2024 to $3,825.30 at September 30, 2025.

The 46.47% increase in the NAV from $26.04 at December 31, 2024 to $38.14 at September 30, 2025 is directly related to the 46.52% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,370,760 for the period, or 0.05% of the Trust’s average weighted assets of $2,618,425,116 during the period. The NAV of $38.15 on September 29, 2025 was the highest during the period, compared with a low during the period of $26.27 on January 6, 2025.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $974,342,887, resulting from a net realized gain of $296,740 from gold bullion sold to pay expenses, a net realized gain of $56,218,552 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $919,198,355, partially offset by a net investment loss of $1,370,760. Other than the Sponsor’s fees of $1,370,760, the Trust had no expenses during the period.

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

c) None.

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
Sponsor of iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.