Form 10-K
period 2025-12-31
iShares Gold Trust Micro
filed 2026-02-27
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the shares held by non-affiliates was approximately $3,040,345,000. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 30, 2026, the Registrant had 152,350,000 Shares outstanding.

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

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and a consolidated subsidiary of BlackRock, Inc. (“BlackRock”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London Branch (the “Custodian”). The agreement between the Trustee and the Custodian (the “Custodian Agreement”) is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $1,359,466,882 at December 31, 2024 to $6,029,172,796 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust increased from 52,200,000 Shares outstanding at December 31, 2024 to 140,400,000 Shares outstanding at December 31, 2025.

The activities of the Trust are limited to (1) issuing Baskets in exchange for the gold deposited with the Custodian as consideration, (2) selling gold as necessary to cover the Sponsor’s fees, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering gold in exchange for Baskets surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of gold. The Trust does not lend its gold. In addition, the Custodian does not have the right to lend the Trust's gold held within the Trust’s accounts.

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The Sponsor also makes available on the website the list of the Trust's gold bars and the report from the most recent inspection of the premises where the Trust’s gold is warehoused. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Custody of the Trust’s Gold

The Custodian is responsible for safekeeping the Trust’s gold. The Custodian may keep the Trust’s gold at its vault premises in New York or London or at vaults of any subcustodian in England, the United States or Canada, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may, at its own expense and risk, use sub-custodians to discharge its obligations to the Trust. The Custodian will remain responsible to the Trust for any gold held by any sub-custodian appointed by the Custodian to the same extent as if such gold were held by the Custodian itself. The Trust does not lend its gold. In addition, for the avoidance of doubt, the Custodian does not have the right to lend the Trust’s gold.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the gold held by the Custodian and the records regarding the gold held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Bureau Veritas Commodities UK Ltd. and Bureau Veritas Commodities & Trade, Inc. acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s gold is warehoused on December 5, 2025, and issued a report on December 17, 2025 summarizing their findings. Such report is posted by the Sponsor on the Trust’s website.

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

The Trustee values the gold held by the Trust using that day’s London Bullion Market Association (“LBMA”) Gold Price.

LBMA Gold Price is the price per troy ounce, in U.S. dollars, of unallocated gold delivered in London determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 10:30 a.m. (London time) (the “LBMA Gold Price AM”) or 3:00 p.m. (London time) (the “LBMA Gold Price PM”) on each day that the London gold market is open for business, and published shortly thereafter. At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much gold they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 10,000 troy ounces for gold). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Gold Price AM or LBMA Gold Price PM, as appropriate, for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Gold Price are Bank of China Limited, London Branch, Citibank N.A., London Branch, Coins ’N Things Inc., DRW Investments LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading, LLC, JPMorgan Chase Bank N.A., London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd, Toronto-Dominion Bank and Virtu Financial Global Markets, LLC.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fees. In exchange for the Sponsor’s fees, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

The Sponsor’s fees is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fees for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fees so that the Sponsor’s fees after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the year ended December 31, 2025, the amount waived was $671,669.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Sponsor’s fees and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

The Sponsor earned $2,350,779 for the year ended December 31, 2025. Each sale of gold by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences --Taxation of U.S. Shareholders.”

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses and the Sponsor’s fees accrue daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Gold Amount decreases each day is predictable. The Trustee intends to make available on each business day through the same channels used to disseminate the actual Basket Gold Amount determined by the Trustee as indicated above an indicative Basket Gold Amount for the next business day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Gold Amount determined by the Trustee on the effective date of the purchase order.

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

Estate Tax Considerations for Non-U.S. Residents

Individuals who are neither citizens nor residents of the United States, as determined for U.S. federal estate tax purposes, (collectively, “Non-U.S. Residents”) may be subject to estate tax on “U.S. situs” property they own or are treated as owning at the time of death. Tangible personal property (including gold) is treated as having U.S. situs if it is physically located in the United States. Shares may be considered to have U.S. situs, in which case they would be includible in the U.S. gross estate of a Non-U.S. Resident investor, unless an applicable tax treaty provides otherwise. Non-U.S. Residents considering an investment in Shares are urged to consult with their tax advisers regarding the potential application of U.S. federal estate taxes to their Shares in their particular circumstances.

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Part 4 of Subtitle B of Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and non-U.S. plans described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

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

As of the date of this filing, the LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for approximately 11 years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM are vulnerable to manipulation attempts, or if the administrative proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM or any inaccuracies in setting of the auction prices on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fees, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Gold Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems.

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

The amount of gold represented by each Share will decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s fees and other Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

Because the Trust does not have any income, it needs to sell gold to cover the Sponsor’s fees and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell gold to pay the Sponsor’s fees. The result of these sales is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

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

Upon termination of the Trust, the Trustee will sell gold in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining gold will be distributed among investors surrendering Shares. Any gold remaining in the possession of the Trustee after 90 days will be sold by the Trustee pursuant to the Sponsor’s direction, or, if the Sponsor does not provide any direction, as the Trustee determines, and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of gold in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

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

The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s fees, without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s fees (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2025, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27001, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that are designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

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

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate an incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. These plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs due diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2025, there were approximately 107 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2025 and 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

9,350,000 Shares (187 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
10/01/25 to 10/31/25	1,600,000	$0.0100
11/01/25 to 11/30/25	1,800,000	0.0100
12/01/25 to 12/31/25	5,950,000	0.0100
Total	9,350,000	$0.0100

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fees. The Trust’s only source of liquidity is its sales of gold.

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

The following chart shows the daily LBMA Gold Price, as applicable, for the period from June 15, 2021 (Date of Inception) through December 2025:

Gold Prices (June 15, 2021 (Date of Inception) - December 2025)

Results of Operations

The Year Ended December 31, 2025

The Trust’s net asset value increased from $1,359,466,882 at December 31, 2024 to $6,029,172,796 at December 31, 2025, a 343.50% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 52,200,000 Shares at December 31, 2024 to 140,400,000 Shares at December 31, 2025, a consequence of 105,000,000 Shares (2,100 Baskets) being created and 16,800,000 Shares (336 Baskets) being redeemed during the year. The increase in the Trust’s net asset value also benefitted from an increase in the price of gold, which rose 65.00% from $2,610.85 at December 31, 2024 to $4,307.95 at December 31, 2025.

The 64.90% increase in the NAV from $26.04 at December 31, 2024 to $42.94 at December 31, 2025 is directly related to the 65.00% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $2,350,779 for the year, or 0.07% of the Trust’s average weighted assets of $3,358,344,407 during the year. The NAV of $44.67 on December 24, 2025 was the highest during the year, compared with a low during the year of $26.27 on January 6, 2025.

Net increase in net assets resulting from operations for the year ended December 31, 2025 was $1,598,557,846, resulting from a net realized gain of $541,887 from gold bullion sold to pay expenses, a net realized gain of $174,763,427 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $1,425,603,311, partially offset by a net investment loss of $2,350,779. Other than the Sponsor’s fees of $2,350,779, the Trust had no expenses during the year.

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

Net increase in net assets resulting from operations for the year ended December 31, 2024 was $284,556,077, resulting from a net realized gain of $162,376 from gold bullion sold to pay expenses, a net realized gain of $80,394,076 on gold bullion distributed for the redemption of Shares and  an unrealized gain on investment in gold bullion of $204,861,131, partially offset by a net investment loss of $861,506. Other than the Sponsor’s fees of $861,506, the Trust had no expenses during the year.

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

Net increase in net assets resulting from operations for the year ended December 31, 2023 was $137,591,766, resulting from a net realized gain of $40,838 from gold bullion sold to pay expenses, a net realized gain of $29,060,925 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $109,176,583, partially offset by a net investment loss of $686,580. Other than the Sponsor’s fees of $686,580, the Trust had no expenses during the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2025 and 2024.

	Three Months Ended (Unaudited)
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Expenses
Sponsor’s fees	$363,705	$592,576	$806,167	$1,260,000
Sponsor’s fees waived	(80,785)	(131,738)	(179,165)	(279,981)
Total expenses	282,920	460,838	627,002	980,019
Net investment loss	(282,920)	(460,838)	(627,002)	(980,019)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	64,203	103,547	128,990	245,147
Gold bullion distributed for the redemption of Shares	45,378,477	10,840,075	—	118,544,875
Net realized gain	45,442,680	10,943,622	128,990	118,790,022
Net change in unrealized appreciation/depreciation on investment in gold bullion	245,081,509	97,381,817	576,735,029	506,404,956
Net realized and unrealized gain	290,524,189	108,325,439	576,864,019	625,194,978
Net increase in net assets resulting from operations	$290,241,269	$107,864,601	$576,237,017	$624,214,959
Net increase in net assets per Share	$5.04	$1.33	$5.57	$4.64

	Three Months Ended (Unaudited)
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fees	$225,112	$261,326	$301,635	$319,610
Sponsor’s fees waived	(50,054)	(58,070)	(67,034)	(71,019)
Total expenses	175,058	203,256	234,601	248,591
Net investment loss	(175,058)	(203,256)	(234,601)	(248,591)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	16,037	35,311	44,801	66,227
Gold bullion distributed for the redemption of Shares	24,829,432	9,139,690	4,724,615	41,700,339
Net realized gain	24,845,469	9,175,001	4,769,416	41,766,566
Net change in unrealized appreciation/depreciation on investment in gold bullion	50,143,311	48,899,779	156,618,421	(50,800,380)
Net realized and unrealized gain (loss)	74,988,780	58,074,780	161,387,837	(9,033,814)
Net increase (decrease) in net assets resulting from operations	$74,813,722	$57,871,524	$161,153,236	$(9,282,405)
Net increase (decrease) in net assets per Share	$1.54	$1.15	$2.98	$(0.17)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2025, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control – Integrated Framework” (2013). Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 49, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 51, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Mr. Bowers is a Managing Director of BlackRock and is a member of the Product Governance & Reporting Team within BlackRock's Global Accounting and Product Services (“GAAPS”) function. Mr. Bowers serves as the Chief Trust Officer of BlackRock Institutional Trust Company (“BTC”) and the Chief Financial Officer for the US iDTS trusts. From 2021 to 2025, Mr. Bowers oversaw fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the audit committee of the board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock's GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock's Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 67, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 74, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 47, is the Chief Legal Officer of Tempo Labs, a layer-one blockchain designed specifically for payments that was incubated by Stripe and Paradigm that she joined in August 2025. She is also on the board of ProCap Acquisition Corp., a fintech-focused special purpose acquisition company. She served as the Chief Legal and Administrative Officer for crypto payments firm MoonPay from February 2023 to August 2025, and the Chief Legal and Administrative Officer for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fees. For the year ended December 31, 2025, the Trust incurred Sponsor’s fees of $2,350,779.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$64,800	$64,800
Audit-related fees(a)	250	2,080
Tax fees	—	—
All other fees	—	—
Total	$65,050	$66,880

(a)	Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-262546) filed by the Registrant on February 4, 2022

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on February 20, 2024

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Gold Trust Micro
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Gold Trust Micro

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Gold Trust Micro (the “Trust”) as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 27, 2026

We have served as the Trust’s auditor since 2021.

iShares® Gold Trust Micro

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Investment in gold bullion, at fair value(a)	$6,029,526,835	$1,359,548,424
Total Assets	6,029,526,835	1,359,548,424

Liabilities
Sponsor’s fees payable	354,039	81,542
Total Liabilities	354,039	81,542

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,029,172,796	$1,359,466,882

Shares issued and outstanding(b)	140,400,000	52,200,000
Net asset value per Share (Note 2C)	$42.94	$26.04

(a)	Cost of investment in gold bullion: $4,282,709,201 and $1,038,334,101, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Expenses
Sponsor’s fees	$3,022,448	$1,107,683	$882,775
Sponsor’s fees waived	(671,669)	(246,177)	(196,195)
Total expenses	2,350,779	861,506	686,580
Net investment loss	(2,350,779)	(861,506)	(686,580)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	541,887	162,376	40,838
Gold bullion distributed for the redemption of Shares	174,763,427	80,394,076	29,060,925
Net realized gain	175,305,314	80,556,452	29,101,763
Net change in unrealized appreciation/depreciation	1,425,603,311	204,861,131	109,176,583
Net realized and unrealized gain	1,600,908,625	285,417,583	138,278,346

Net increase in net assets resulting from operations	$1,598,557,846	$284,556,077	$137,591,766

Net increase in net assets per Share(a)	$16.95	$5.53	$2.72

(a)	Net increase in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Net Assets, Beginning of Year	$1,359,466,882	$1,221,830,170	$1,127,844,172

Operations:
Net investment loss	(2,350,779)	(861,506)	(686,580)
Net realized gain	175,305,314	80,556,452	29,101,763
Net change in unrealized appreciation/depreciation	1,425,603,311	204,861,131	109,176,583
Net increase in net assets resulting from operations	1,598,557,846	284,556,077	137,591,766

Capital Share Transactions:
Contributions for Shares issued	3,683,363,481	337,823,344	513,224,828
Distributions for Shares redeemed	(612,215,413)	(484,742,709)	(556,830,596)
Net increase (decrease) in net assets from capital share transactions	3,071,148,068	(146,919,365)	(43,605,768)

Increase in net assets	4,669,705,914	137,636,712	93,985,998

Net Assets, End of Year	$6,029,172,796	$1,359,466,882	$1,221,830,170

Shares issued and redeemed
Shares issued	105,000,000	14,150,000	26,200,000
Shares redeemed	(16,800,000)	(21,300,000)	(29,150,000)
Net increase (decrease) in Shares issued and outstanding	88,200,000	(7,150,000)	(2,950,000)

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$2,078,282	$845,586	$685,505
Expenses – Sponsor’s fees paid	(2,078,282)	(845,586)	(685,505)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$1,598,557,846	$284,556,077	$137,591,766
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	2,078,282	845,586	685,505
Net realized (gain) loss	(175,305,314)	(80,556,452)	(29,101,763)
Net change in unrealized appreciation/depreciation	(1,425,603,311)	(204,861,131)	(109,176,583)
Change in operating assets and liabilities:
Sponsor’s fees payable	272,497	15,920	1,075
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,683,363,481	$337,823,344	$513,224,828
Gold bullion distributed for Shares redeemed	$(612,215,413)	$(484,742,709)	$(556,830,596)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments

At December 31, 2025 and 2024

December 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	1,399,628	$4,282,709,201	$6,029,526,835

Total Investments — 100.01%			6,029,526,835
Less Liabilities — (0.01)%			(354,039)
Net Assets — 100.00%			$6,029,172,796

December 31, 2024

Description	Ounces	Cost	Fair Value
Gold bullion	520,730	$1,038,334,101	$1,359,548,424

Total Investments — 100.01%			1,359,548,424
Less Liabilities — (0.01)%			(81,542)
Net Assets — 100.00%			$1,359,466,882

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements

December 31, 2025

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	520,730	$1,038,334,101	$1,359,548,424	$—
Gold bullion contributed	1,047,006	3,683,363,481	3,683,363,481	—
Gold bullion distributed	(167,516)	(437,451,986)	(612,215,413)	174,763,427
Gold bullion sold to pay expenses	(592)	(1,536,395)	(2,078,282)	541,887
Net realized gain	—	—	175,305,314	—
Net change in unrealized appreciation/depreciation	—	—	1,425,603,311	—
Ending balance	1,399,628	$4,282,709,201	$6,029,526,835	$175,305,314

Year Ended December 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	592,464	$1,105,542,600	$1,221,895,792	$—
Gold bullion contributed	141,196	337,823,344	337,823,344	—
Gold bullion distributed	(212,573)	(404,348,633)	(484,742,709)	80,394,076
Gold bullion sold to pay expenses	(357)	(683,210)	(845,586)	162,376
Net realized gain	—	—	80,556,452	—
Net change in unrealized appreciation/depreciation	—	—	204,861,131	—
Ending balance	520,730	$1,038,334,101	$1,359,548,424	$80,556,452

Year Ended December 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	622,347	$1,120,732,110	$1,127,908,719	$—
Gold bullion contributed	261,592	513,224,828	513,224,828	—
Gold bullion distributed	(291,121)	(527,769,671)	(556,830,596)	29,060,925
Gold bullion sold to pay expenses	(354)	(644,667)	(685,505)	40,838
Net realized gain	—	—	29,101,763	—
Net change in unrealized appreciation/depreciation	—	—	109,176,583	—
Ending balance	592,464	$1,105,542,600	$1,221,895,792	$29,101,763

C.	Calculation of Net Asset Value

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

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

Share activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	105,000,000	$3,683,363,481	14,150,000	$337,823,344	26,200,000	$513,224,828
Shares redeemed	(16,800,000)	(612,215,413)	(21,300,000)	(484,742,709)	(29,150,000)	(556,830,596)
Net increase (decrease)	88,200,000	$3,071,148,068	(7,150,000)	$(146,919,365)	(2,950,000)	$(43,605,768)

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

3 - Trust Expenses

The Sponsor’s fees are accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fees for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fees so that the Sponsor’s fees after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the year ended December 31, 2025, the amount waived was $671,669.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024	2023
Net asset value per Share, beginning of year	$26.04	$20.59	$18.10

Net investment loss(a)	(0.02)	(0.02)	(0.01)
Net realized and unrealized gain(b)	16.92	5.47	2.50
Net increase in net assets from operations	16.90	5.45	2.49
Net asset value per Share, end of year	$42.94	$26.04	$20.59

Total return, at net asset value(c)	64.90%	26.47%	13.76%

Ratio to average net assets:
Net investment loss	(0.07)%	(0.07)%	(0.07)%
Total expenses	0.09%	0.09%	0.09%
Total expenses after fees waived	0.07%	0.07%	0.07%

(a)	Based on average Shares outstanding during the year.
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

At December 31, 2025 and December 31, 2024, the value of the gold bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of iShares Gold Trust Micro (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 27, 2026

/s/ Philip Jensen

Philip Jensen
Director

Date:	February 27, 2026

/s/ Peter Landini

Peter Landini
Director

Date:	February 27, 2026

/s/ Lindsey Haswell

Lindsey Haswell
Director

Date:	February 27, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.