Form 10-Q
period 2026-03-31
iShares Gold Trust Micro
filed 2026-05-07
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the Registrant had 157,400,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Investment in gold bullion, at fair value(a)	$7,153,964,871	$6,029,526,835
Total Assets	7,153,964,871	6,029,526,835

Liabilities
Sponsor’s fee payable	459,384	354,039
Total Liabilities	459,384	354,039

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$7,153,505,487	$6,029,172,796

Shares issued and outstanding(b)	155,750,000	140,400,000
Net asset value per Share (Note 2C)	$45.93	$42.94

(a)	Cost of investment in gold bullion: $5,098,699,777 and $4,282,709,201, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Expenses
Sponsor’s fee	$1,646,041	$363,705
Sponsor’s fee waived	(365,770)	(80,785)
Total expenses	1,280,271	282,920
Net investment loss	(1,280,271)	(282,920)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	394,945	64,203
Gold bullion distributed for the redemption of Shares	54,549,203	45,378,477
Net realized gain	54,944,148	45,442,680
Net change in unrealized appreciation/depreciation	308,447,460	245,081,509
Net realized and unrealized gain	363,391,608	290,524,189

Net increase in net assets resulting from operations	$362,111,337	$290,241,269

Net increase in net assets per Share(a)	$2.36	$5.04

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026

Three Months Ended March 31, 2026
Net Assets at December 31, 2025	$6,029,172,796

Operations:
Net investment loss	(1,280,271)
Net realized gain	54,944,148
Net change in unrealized appreciation/depreciation	308,447,460
Net increase in net assets resulting from operations	362,111,337

Capital Share Transactions:
Contributions for Shares issued	955,767,155
Distributions for Shares redeemed	(193,545,801)
Net increase in net assets from capital share transactions	762,221,354

Increase in net assets	1,124,332,691

Net Assets at March 31, 2026	$7,153,505,487

Shares issued and redeemed
Shares issued	19,600,000
Shares redeemed	(4,250,000)
Net increase in Shares issued and outstanding	15,350,000

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$1,174,926	$251,465
Expenses – Sponsor’s fee paid	(1,174,926)	(251,465)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$362,111,337	$290,241,269
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	1,174,926	251,465
Net realized (gain) loss	(54,944,148)	(45,442,680)
Net change in unrealized appreciation/depreciation	(308,447,460)	(245,081,509)
Change in operating assets and liabilities:
Sponsor’s fee payable	105,345	31,455
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$955,767,155	$662,331,197
Gold bullion distributed for Shares redeemed	$(193,545,801)	$(171,439,526)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At March 31, 2026 and December 31, 2025

March 31, 2026

Description	Ounces	Cost	Fair Value
Gold bullion	1,552,392	$5,098,699,777	$7,153,964,871

Total Investments — 100.01%			7,153,964,871
Liabilities in Excess of Other Assets — (0.01)%			(459,384)
Net Assets — 100.00%			$7,153,505,487

December 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	1,399,628	$4,282,709,201	$6,029,526,835

Total Investments — 100.01%			6,029,526,835
Liabilities in Excess of Other Assets — (0.01)%			(354,039)
Net Assets — 100.00%			$6,029,172,796

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

March 31, 2026

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,399,628	$4,282,709,201	$6,029,526,835	$—
Gold bullion contributed	195,368	955,767,155	955,767,155	—
Gold bullion distributed	(42,359)	(138,996,598)	(193,545,801)	54,549,203
Gold bullion sold to pay expenses	(245)	(779,981)	(1,174,926)	394,945
Net realized gain	—	—	54,944,148	—
Net change in unrealized appreciation/depreciation	—	—	308,447,460	—
Ending balance	1,552,392	$5,098,699,777	$7,153,964,871	$54,944,148

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	520,730	$1,038,334,101	$1,359,548,424	$—
Gold bullion contributed	226,910	662,331,197	662,331,197	—
Gold bullion distributed	(60,345)	(126,061,049)	(171,439,526)	45,378,477
Gold bullion sold to pay expenses	(90)	(187,262)	(251,465)	64,203
Net realized gain	—	—	45,442,680	—
Net change in unrealized appreciation/depreciation	—	—	245,081,509	—
Ending balance	687,205	$1,574,416,987	$2,140,712,819	$45,442,680

C.	Calculation of Net Asset Value

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

The per-Share amount of gold exchanged for a purchase or redemption represents the per-Share amount of gold held by the Trust, after giving effect to its liabilities.

When gold bullion is exchanged in settlement of a redemption, it is considered a sale of gold bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the three months ended March 31, 2026, the amount waived was $365,770.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net asset value per Share, beginning of period	$42.94	$26.04

Net investment loss(a)	(0.01)	(0.00	)(b)
Net realized and unrealized gain(c)	3.00	5.03
Net increase in net assets from operations	2.99	5.03
Net asset value per Share, end of period	$45.93	$31.07

Total return, at net asset value(d)(e)	6.96%	19.32%

Ratio to average net assets:
Net investment loss(f)	(0.07)%	(0.07)%
Total expenses(f)	0.09%	0.09%
Total expenses after fees waived(f)	0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
(b)	Amount is greater than $(0.005).
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

At March 31, 2026 and December 31, 2025, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Gold Trust Micro (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee, pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”), representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of gold bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of gold. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 Shares (a “Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such transactions (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value increased from $6,029,172,796 at December 31, 2025 to $7,153,505,487 at March 31, 2026, a 18.65% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 140,400,000 Shares at December 31, 2025 to 155,750,000 Shares at March 31, 2026, a consequence of 19,600,000 Shares (392 Baskets) being created and 4,250,000 Shares (85 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefitted from an increase in the price of gold, which rose 6.97% from $4,307.95 at December 31, 2025 to $4,608.35 at March 31, 2026.

The 6.96% increase in the NAV from $42.94 at December 31, 2025 to $45.93 at March 31, 2026 is directly related to the 6.97% increase in the price of gold.

The NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fee, which was $1,280,271 for the quarter, or 0.02% of the Trust’s average weighted assets of $7,417,916,182 during the quarter. The NAV of $53.88 on January 29, 2026 was the highest during the quarter, compared with a low during the quarter of $43.39 on January 2, 2026.

The net increase in net assets resulting from operations for the quarter ended March 31, 2026 was $362,111,337, resulting from a net realized gain of $394,945 from gold bullion sold to pay expenses, a net realized gain of $54,549,203 on gold bullion distributed for the redemption of Shares and an unrealized gain on investment in gold bullion of $308,447,460, partially offset by a net investment loss of $1,280,271. Other than the Sponsor’s fee of $1,280,271, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,250,000 Shares (85 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
01/01/26 to 01/31/26	100,000	$0.0100
02/01/26 to 02/28/26	—	—
03/01/26 to 03/31/26	4,150,000	0.0100
Total	4,250,000	$0.0100

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
Sponsor of iShares Gold Trust Micro (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.