Form 10-Q
period 2026-06-30
iShares Gold Trust Micro
filed 2026-08-06
CIK 1759124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the Registrant had 158,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Gold Trust Micro

Statements of Assets and Liabilities (Unaudited)

At June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Investment in gold bullion, at fair value(a)	$6,307,042,990	$6,029,526,835
Total Assets	6,307,042,990	6,029,526,835

Liabilities
Sponsor’s fee payable	383,304	354,039
Total Liabilities	383,304	354,039

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,306,659,686	$6,029,172,796

Shares issued and outstanding(b)	157,200,000	140,400,000
Net asset value per Share (Note 2C)	$40.12	$42.94

(a)	Cost of investment in gold bullion: $5,225,595,660 and $4,282,709,201, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Sponsor’s fee	$1,591,740	$592,576	$3,237,781	$956,281
Sponsor’s fee waived	(353,750)	(131,738)	(719,520)	(212,523)
Total expenses	1,237,990	460,838	2,518,261	743,758
Net investment loss	(1,237,990)	(460,838)	(2,518,261)	(743,758)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Gold bullion sold to pay expenses	369,610	103,547	764,555	167,750
Gold bullion distributed for the redemption of Shares	54,985,601	10,840,075	109,534,804	56,218,552
Net realized gain	55,355,211	10,943,622	110,299,359	56,386,302
Net change in unrealized appreciation/depreciation	(973,817,764)	97,381,817	(665,370,304)	342,463,326
Net realized and unrealized gain (loss)	(918,462,553)	108,325,439	(555,070,945)	398,849,628

Net increase (decrease) in net assets resulting from operations	$(919,700,543)	$107,864,601	$(557,589,206)	$398,105,870

Net increase (decrease) in net assets per Share(a)	$(5.84)	$1.33	$(3.59)	$5.74

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026

Six Months Ended June 30, 2026
Net Assets at December 31, 2025	$6,029,172,796

Operations:
Net investment loss	(1,280,271)
Net realized gain	54,944,148
Net change in unrealized appreciation/depreciation	308,447,460
Net increase in net assets resulting from operations	362,111,337

Capital Share Transactions:
Contributions for Shares issued	955,767,155
Distributions for Shares redeemed	(193,545,801)
Net increase in net assets from capital share transactions	762,221,354

Increase in net assets	1,124,332,691

Net Assets at March 31, 2026	$7,153,505,487

Operations:
Net investment loss	(1,237,990)
Net realized gain	55,355,211
Net change in unrealized appreciation/depreciation	(973,817,764)
Net decrease in net assets resulting from operations	(919,700,543)

Capital Share Transactions:
Contributions for Shares issued	286,615,765
Distributions for Shares redeemed	(213,761,023)
Net increase in net assets from capital share transactions	72,854,742

Decrease in net assets	(846,845,801)

Net Assets at June 30, 2026	$6,306,659,686

Shares issued and redeemed
Shares issued	25,850,000
Shares redeemed	(9,050,000)
Net increase in Shares issued and outstanding	16,800,000

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

See notes to financial statements.

iShares® Gold Trust Micro

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Proceeds from gold bullion sold to pay expenses	$2,488,996	$657,599
Expenses – Sponsor’s fee paid	(2,488,996)	(657,599)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(557,589,206)	$398,105,870
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	2,488,996	657,599
Net realized gain	(110,299,359)	(56,386,302)
Net change in unrealized appreciation/depreciation	665,370,304	(342,463,326)
Change in operating assets and liabilities:
Sponsor’s fee payable	29,265	86,159
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$1,242,382,920	$1,497,530,280
Gold bullion distributed for Shares redeemed	$(407,306,824)	$(214,621,660)

See notes to financial statements.

iShares® Gold Trust Micro

Schedules of Investments (Unaudited)

At June 30, 2026 and December 31, 2025

June 30, 2026

Description	Ounces	Cost	Fair Value
Gold bullion	1,566,559	$5,225,595,660	$6,307,042,990

Total Investments – 100.01%			6,307,042,990
Liabilities in Excess of Other Assets – (0.01)%			(383,304)
Net Assets – 100.00%			$6,306,659,686

December 31, 2025

Description	Ounces	Cost	Fair Value
Gold bullion	1,399,628	$4,282,709,201	$6,029,526,835

Total Investments – 100.01%			6,029,526,835
Liabilities in Excess of Other Assets – (0.01)%			(354,039)
Net Assets – 100.00%			$6,029,172,796

See notes to financial statements.

iShares® Gold Trust Micro

Notes to Financial Statements (Unaudited)

June 30, 2026

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

Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in gold bullion for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,552,392	$5,098,699,777	$7,153,964,871	$—
Gold bullion contributed	62,288	286,615,765	286,615,765	—
Gold bullion distributed	(47,835)	(158,775,422)	(213,761,023)	54,985,601
Gold bullion sold to pay expenses	(286)	(944,460)	(1,314,070)	369,610
Net realized gain	—	—	55,355,211	—
Net change in unrealized appreciation/depreciation	—	—	(973,817,764)	—
Ending balance	1,566,559	$5,225,595,660	$6,307,042,990	$55,355,211

Three Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	687,205	$1,574,416,987	$2,140,712,819	$—
Gold bullion contributed	251,809	835,199,083	835,199,083	—
Gold bullion distributed	(13,962)	(32,342,059)	(43,182,134)	10,840,075
Gold bullion sold to pay expenses	(126)	(302,587)	(406,134)	103,547
Net realized gain	—	—	10,943,622	—
Net change in unrealized appreciation/depreciation	—	—	97,381,817	—
Ending balance	924,926	$2,376,971,424	$3,040,649,073	$10,943,622

The following tables summarize activity in gold bullion for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,399,628	$4,282,709,201	$6,029,526,835	$—
Gold bullion contributed	257,656	1,242,382,920	1,242,382,920	—
Gold bullion distributed	(90,194)	(297,772,020)	(407,306,824)	109,534,804
Gold bullion sold to pay expenses	(531)	(1,724,441)	(2,488,996)	764,555
Net realized gain	—	—	110,299,359	—
Net change in unrealized appreciation/depreciation	—	—	(665,370,304)	—
Ending balance	1,566,559	$5,225,595,660	$6,307,042,990	$110,299,359

Six Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	520,730	$1,038,334,101	$1,359,548,424	$—
Gold bullion contributed	478,719	1,497,530,280	1,497,530,280	—
Gold bullion distributed	(74,307)	(158,403,108)	(214,621,660)	56,218,552
Gold bullion sold to pay expenses	(216)	(489,849)	(657,599)	167,750
Net realized gain	—	—	56,386,302	—
Net change in unrealized appreciation/depreciation	—	—	342,463,326	—
Ending balance	924,926	$2,376,971,424	$3,040,649,073	$56,386,302

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.09% of the net asset value of the Trust, paid monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will not exceed 0.07% through June 30, 2027. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.09% fee prior to June 30, 2027. Should the Sponsor choose to revert to the 0.09% fee (or an amount higher than 0.07% but no greater than 0.09% annualized), prior to June 30, 2027, it will provide shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. For the six months ended June 30, 2026, the amount waived was $719,520.

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

Under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), the Trustee has agreed to indemnify the Custodian for certain costs, expenses, damages, liabilities and losses incurred in connection with the Custodian Agreement, except to the extent resulting from the Custodian's negligence, willful default or fraud.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$45.93	$31.07	$42.94	$26.04

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and unrealized gain (loss)(b)	(5.80)	1.72	(2.80)	6.75
Net increase (decrease) in net assets from operations	(5.81)	1.71	(2.82)	6.74
Net asset value per Share, end of period	$40.12	$32.78	$40.12	$32.78

Total return, at net asset value(c)(d)	(12.65)%	5.50%	(6.57)%	25.88%

Ratio to average net assets:
Net investment loss(e)	(0.07)%	(0.07)%	(0.07)%	(0.07)%
Total expenses(e)	0.09%	0.09%	0.09%	0.09%
Total expenses after fees waived(e)	0.07%	0.07%	0.07%	0.07%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2026 and December 31, 2025, the value of the gold bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value decreased from $7,153,505,487 at March 31, 2026 to $6,306,659,686 at June 30, 2026, an 11.84% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of gold, which fell 12.64% from $4,608.35 at March 31, 2026 to $4,026.05 at June 30, 2026. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 155,750,000 Shares at March 31, 2026 to 157,200,000 Shares at June 30, 2026, a consequence of 6,250,000 Shares (125 Baskets) being created and 4,800,000 Shares (96 Baskets) being redeemed during the quarter.

The 12.65% decrease in the NAV from $45.93 at March 31, 2026 to $40.12 at June 30, 2026 is directly related to the 12.64% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fee, which was $1,237,990 for the quarter, or 0.02% of the Trust’s average weighted assets of $7,094,436,767 during the quarter. The NAV of $48.54 on April 17, 2026 was the highest during the quarter, compared with a low during the quarter of $39.88 on June 25, 2026.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $919,700,543, resulting from an unrealized loss on investment in gold bullion of $973,817,764 and a net investment loss of $1,237,990, partially offset by a net realized gain of $369,610 from gold bullion sold to pay expenses and a net realized gain of $54,985,601 on gold bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $1,237,990, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2026

The Trust’s net asset value increased from $6,029,172,796 at December 31, 2025 to $6,306,659,686 at June 30, 2026, a 4.60% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 140,400,000 Shares at December 31, 2025 to 157,200,000 Shares at June 30, 2026, a consequence of 25,850,000 Shares (517 Baskets) being created and 9,050,000 Shares (181 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of gold, which fell 6.54% from $4,307.95 at December 31, 2025 to $4,026.05 at June 30, 2026.

The 6.57% decrease in the NAV from $42.94 at December 31, 2025 to $40.12 at June 30, 2026 is directly related to the 6.54% decrease in the price of gold.

The NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fee, which was $2,518,261 for the period, or 0.03% of the Trust’s average weighted assets of $7,255,282,885 during the period. The NAV of $53.88 on January 29, 2026 was the highest during the period, compared with a low during the period of $39.88 on June 25, 2026.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $557,589,206, resulting from an unrealized loss on investment in gold bullion of $665,370,304 and a net investment loss of $2,518,261, partially offset by a net realized gain of $764,555 from gold bullion sold to pay expenses and a net realized gain of $109,534,804 on gold bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $2,518,261, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,800,000 Shares (96 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Gold Paid Per Share
04/01/26 to 04/30/26	1,950,000	$0.0100
05/01/26 to 05/31/26	1,300,000	0.0100
06/01/26 to 06/30/26	1,550,000	0.0100
Total	4,800,000	$0.0100

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
Sponsor of iShares Gold Trust Micro (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.